Form 10-K
period 2021-06-24
SANFILIPPO JOHN B & SON INC
filed 2021-08-18
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 24, 2021

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☒    No  ☐.
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
of the Exchange Act).    Yes  ☐    No  ☒.
The aggregate market value of the voting Common Stock held by non-affiliates
was $689,852,363 as of December 24, 2020 (8,773,399 shares at $78.63 per share).
As of August 12, 2021, 8,871,589 shares of the registrant’s Common Stock, $.01 par value (“Common Stock”) and 2,597,426 shares of the registrant’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding. The Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.
Documents Incorporated by Reference:
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 27, 2021 are incorporated by reference into Part III of this
Form 10-K.

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

•	References herein to fiscal 2022 are to the fiscal year ending June 30, 2022.

•	References herein to fiscal 2021, fiscal 2020 and fiscal 2019 are to the fiscal years ended June 24, 2021, June 25, 2020 and June 27, 2019, respectively.
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
and
Sunshine Country
brand names and manufacture and distribute numerous private brands as well. Through a deliberate strategy of focused capital expenditures and complementary acquisitions, we have built a generally vertically integrated nut processing operation that enables us to control almost every step of the process for pecans, peanuts and walnuts, including procurement from growers, shelling, processing, packaging and marketing. Vertical integration allows us to enhance product quality and, in most crop years, purchase inshell pecans, peanuts and walnuts from growers at lower costs as opposed to purchasing these nut meats from other shellers. We believe that our business model typically works to our advantage in terms of cost savings and provides us with better insight into crop development.
Our brands are some of the most well-recognized in the packaged food industry. In recent years we have developed
Fisher
recipe nuts as the leading brand in the category, increased distribution of
Orchard Valley Harvest
in the produce section of many retailers, increased innovative snacking solutions with our
Fisher
snack nuts and expanded into new channels with our acquisition of
Squirrel Brand
and
Southern Style Nuts
. Our branded and private brand products are sold through the major distribution channels to significant buyers of nuts, including food and other retailers (both brick and mortar and
e-commerce),
commercial ingredient users and contract packaging customers. Selling through multiple distribution channels allows us to generate multiple revenue opportunities for the nuts we process. For example, pecan halves could be sold to food retailers under our
Fisher
brand, and pecan pieces could be sold to commercial ingredient users. We process and sell all major nut types consumed in the United States, including peanuts, pecans, cashews, walnuts and almonds (our major nut types) in a wide variety of innovative packaging, thus offering our customers a complete nut product offering.
(ii) Principal Products
Our principal products are raw and processed nuts. These products accounted for approximately 70%, 74% and 78% of our gross sales for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The nut product line includes almonds, pecans, peanuts, black walnuts, English walnuts, cashews, macadamia nuts, pistachios, pine nuts, Brazil nuts and filberts. Our nut products are sold in numerous package styles and sizes, and we offer our nut products in a variety of different styles and seasonings. We sell our products domestically to retailers and wholesalers as well as to commercial ingredient and contract packaging customers. For more information about our revenues in our various distribution channels, see Part II, Item 8 — “Financial Statements and Supplementary Data”.
We acquire all of our peanuts and walnuts directly from domestic growers. The majority of our pecans are acquired from domestic growers with the remainder acquired from growers in Mexico. We purchase the balance of our raw nuts from importers, trading companies and domestic processors.
We manufacture and market peanut butter in several sizes and varieties. We also market and distribute, and in many cases process and manufacture, a wide assortment of other food and snack products. These other products include snack mixes, salad toppings, snacks, snack bites, trail mixes, dried fruit and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients sold to retailers, wholesalers, and commercial ingredient customers; bulk food products sold to commercial ingredient users; an assortment of sunflower kernels, pepitas, snack mixes, almond butter, cashew butter, candy and confections, corn snacks, chickpea snacks, sesame sticks and other sesame snack products sold to retail supermarkets, mass merchandisers and commercial ingredient users and a wide variety of toppings for ice cream and yogurt sold to commercial ingredient users.
(iii) Customers and Channels
We sell our products to approximately 255 customers through the consumer, commercial ingredient and contract packaging distribution channels. The consumer channel supplies nut-based
products, including consumer-packaged products, to retailers including supermarket chains, wholesalers, supercenters, internet retailers and other retail outlets, across the United States. We sell products through the consumer channel under our brand names, including the
Fisher
,
Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts
and
Sunshine Country
brands, as well as under our customers’ private brands. The commercial ingredient channel supplies nut-based
products to other manufacturers to use as ingredients in their final food products such as bakery, confection, cereal and ice cream, and produces nut-based
products that are customized to the specifications of chefs, national restaurant chains, foodservice distributors, fast food chains, institutions and hotel kitchens. We sell products through the commercial ingredient channel under our
Fisher
brand and our customers’ private brands. Our contract packaging channel produces and packages nut-based
snacks for other food manufacturers under their brand name.
We are dependent on a few significant customers for a majority of our total net sales, particularly in the consumer channel. Net sales to
Wal-Mart
Stores, Inc. accounted for approximately 34% of our net sales for fiscal 2021 and 33% of our net sales for fiscal 2020 and fiscal 2019. Net sales to Target Corporation accounted for approximately 14% of our net sales for fiscal 2021, 12% of our net sales for fiscal 2020 and 10% of our net sales for fiscal 2019. No other customer accounted for more than 10% of net sales for any period presented.
(iv) Sales and Distribution
We market our products through our own sales department and through a network of approximately 55 independent brokers and various independent distributors and suppliers, including group purchasing organizations.
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
A significant portion of our branded marketing efforts are focused on compelling consumer campaigns that include advertisements (e.g., television, online video, social and influencer activations and partnerships, search engine marketing and online display), product sampling and coupon offers. Our integrated marketing efforts for the
Fisher
brand include partnerships with chefs and influencers, as well as professional baseball sponsorships. Additionally, shipper display units are utilized in retail stores in an effort to gain additional temporary product placement and to drive sales volume. We work with third-party information agencies, such as Information Resources, Inc. (“IRi”), to monitor the effectiveness of our marketing and measure product growth, particularly in comparison to our competition and the product category.
Commercial ingredient trade promotion typically includes periodically attending regional and national trade shows, trade publication advertising and one-on-one
marketing. These promotional efforts highlight our processing capabilities, broad product portfolio, product customization and packaging innovation.
Through participation in several trade associations, funding of industry research and sponsorship of educational programs, we support efforts to increase awareness of the health benefits, convenience and versatility of nuts as both a snack and a recipe ingredient among existing and future consumers of nuts. In the future, we expect to participate and fund sustainability efforts in the industry through trade associations.
(vi) Competition
Our nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of whom are substantially larger and have greater resources than us. In the nut industry, we compete with, among others, Hormel Foods Corp. (Planters brand) and numerous regional snack food processors. We also compete with the Diamond brand, among others. Competitive factors in our markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution, sales promotion, category management, service level compliance and innovation. The combination of our generally vertically integrated operating model with respect to pecans, peanuts and walnuts, our product quality, product offering, brand strength, innovation, distribution model and our focus on nut and nut related products generally enable us to compete in each of these categories, but there can be no guarantee that our products will continue to be competitive with many of our larger competitors. See Part I, Item 1A — “Risk Factors”.
(vii) Raw Materials and Supplies
We purchase nuts from domestic and foreign sources. In fiscal 2021, all of our walnuts, almonds and peanuts were purchased from domestic sources. We purchase our pecans from the southern United States and Mexico. Cashew nuts are imported from Vietnam and certain West African countries. For fiscal 2021, approximately 34% of the dollar value of our total nut purchases was from foreign sources.
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

We purchase other inventory items such as roasting oils, seasonings, plastic jars, labels, stand-up
bags, composite and clear-plastic cans and other packaging materials from other third parties. Material costs, including tree nuts, peanuts, other commodities, packaging and other edible ingredients represented approximately 78% of our total cost of sales for fiscal 2021.
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
(ix) Human Capital
As of June 24, 2021, we had approximately 1,300 full-time employees across our five locations.
We recognize that, in order for our company to be successful, our employees must be healthy, well-trained and motivated to do their best every day. We are thus relentlessly focused on attracting, retaining and managing our employees. The key aspects of our human resources program and objectives are as follows:
Health and Safety
:
As a producer, manufacturer and processer of nuts and
nut-related
products, we are subject to extensive food and employee safety laws and regulations. We place a high priority on employee health and safety as part of our continuous improvement culture. Our total occupational injury rate continues to remain below the food manufacturing industry average. We continue to enhance our safety programs by investing in systems and controls focused on injury and accident prevention. During the 2021 fiscal year, we were able to increase significantly employee participation in our voluntary Safety Observation Program, and we implemented a cloud-based environmental health and safety platform that we believe will help us to better measure and monitor data in this area, as well as predict and prevent future safety risks.
COVID-19:
In response to the
COVID-19
pandemic, we implemented a number of health and safety protocols to protect our employees, and we regularly monitor such protocols for best practices and improvements. In 2020, we instituted a
COVID-19
task force to help oversee and promote the health and safety of our employees. The
COVID-19
task force helped guide our establishment of policies and practices in accordance with guidance from the U.S. Centers for Disease Control, federal, state and local governments, and other health authorities. The actions we took to help ensure the safety and wellness of our employees include, among other things, requiring employees to practice social distancing at our facilities, checking employees’ temperatures, increasing the frequency of the sanitation of our facilities and equipment, supplying personal protective equipment to our employees, not reducing compensation for employees that are required to quarantine due to exposure to
COVID-19,
working to educate our employees about vaccines and allowing our corporate staff to work from home. We also hosted several free on-site
vaccination clinics for our employees and their family members. We continue to monitor guidance and best practices to help ensure the health and safety of our employees.
Diversity and Inclusion:
We recognize that our business is stronger and more successful if supported by a diverse workforce. Our goal is to maintain and promote diversity among our employees and foster an inclusive environment where differences are celebrated. In the 2021 fiscal year, we launched our Diversit
y, Equity a
nd Inclusion Council, consisting of a team of employees from different functional areas, to provide oversight and enhance our diversity and inclusion initiatives.
Training, Development and Promotion:
We believe that training, developing, and promoting our employees is an important part of our vibrant employee culture. These measures enhance our performance and are an important component of employee satisfaction. We offer training to our employees on a variety of subjects related to professional development, workplace fundamentals, business, computer applications and industry specific subjects such as our
Nutology-101
courses. We also conduct annual mandatory training for all employees covering food safety, workplace safety and various regulatory and compliance related subjects. In the 2021 fiscal year, approximately 15% of our employees received promotions and a promotion-related salary increase.

Employee Rewards and Satisfaction:
Through our Sanfilippo Value Added (SVA) and Total Team Performance (TTP) incentive programs, we provide annual cash bonus opportunities to motivate and reward our employees and align their interests with those of our stockholders. Employees participate in the SVA or TTP program, not both. Approximately 20% of our employees participate in the SVA program and approximately 80% participate in the TTP program. In addition to the SVA and TTP incentive programs, we offer annual sales incentives to our sales and marketing employees and annual monetary leadership awards to our top performers across all functions. We are also proud to offer a comprehensive and competitive benefits package designed to meet the diverse needs of our employees at every stage of life, including a company-sponsored healthcare program and 401(k) program with a generous company matching contribution. Among other things, we periodically conduct employee surveys to monitor employee satisfaction, engagement and concerns.
Codes of Conduct; Oversight of Concerns:
We maintain codes of conduct and ethics policies designed to promote ethical conduct of our employees and agents and have implemented a robust program to address employee concerns and complaints, which includes an anonymous incident reporting system, periodic employee surveys and suggestion boxes that can result in monetary awards. Our employees are made aware of such reporting system through various communication methods, including assurances against retaliation. We regularly monitor best practices in this area to ensure our policies and practices are updated as appropriate.
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
(xi) Government Regulations, Operating Hazards and Uninsured Risks
The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of shell fragments, foreign objects, insects, foreign substances, pathogens, chemicals, aflatoxin and other hazards, agents or residues introduced during the growing, storage, handling or transportation phases. We (i) maintain what we believe to be rigid quality control standards and food safety systems that is evident in our annual Safe Quality Food (“SQF”) certification at each manufacturing facility, (ii) generally inspect our nut and other food products by visual examination, screening, metal detectors or electronic monitors at various stages of our shelling and processing operations, (iii) work with the United States Department of Agriculture (“USDA”) in its inspection of peanuts shipped to and from our peanut shelling facilities, (iv) maintain robust environmental pathogen programs, (v) seek to comply with the Nutrition Labeling and Education Act by labeling each product that we sell with labels that disclose the nutritional value and content of each of our products and (vi) assure compliance with the United States Food and Drug Administration (“FDA”) Food Safety Modernization Act (“FSMA”) through our comprehensive Food Safety Plans which include following Current Good Manufacturing Practices and control biological, chemical and physical hazards through our Process, Sanitation, Allergen and Supply Chain Preventative Controls; however, no assurance can be given that some nut or other food products sold by us may not contain or develop harmful substances. In order to mitigate this risk, we strive to select high-quality nut suppliers and currently maintain product liability and contaminated product insurance at amounts we believe are adequate in light of our operations. A portion of our annual capital expenditure budget is allocated for compliance with government-mandated food safety standards. Compliance with food safety standards and other government regulations may have an impact on our operations and earnings, particularly if we fail to satisfy such standards or regulations and our products are recalled, harm our consumers or harm our Company’s reputation and standing as a leader of branded and private brand nut products. See Part I, Item 1A — “Risk Factors”.

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
Industry Risks
We and our Customers, Suppliers and Transport Partners Face Various Risks Related to Epidemics, Pandemics and Similar Outbreaks of Infectious Diseases, Including
COVID-19,
which May Have a Material Adverse Effect on our Business, Financial Condition, Liquidity and Results of Operations
Since January 2020, the
COVID-19
pandemic has caused significant disruptions in both the U.S. and international economies, including in the geographic areas where our products are manufactured and sold, and the geographic areas from which our supply inputs are obtained. The potential impacts of
COVID-19
on our business in the future are numerous, uncertain and constantly changing, particularly as vaccines have been developed in response to
COVID-19
and more contagious strains of
COVID-19
have proliferated. While we saw increases in demand during the spring of 2020 for certain of our products related to consumer pantry stocking, these trends were temporary in nature. In addition, we have seen decreases in demand for certain of our other products, including our foodservice products and with certain of our commercial ingredient customers, and these trends may continue or worsen.
COVID-19
outbreaks, or similar disease outbreaks in the future, may decrease demand for our products or certain of our products (or within certain distribution channels) due to additional stay at home orders or more restrictions on public interactions that would limit the ability of consumers and other customers to purchase our products at retailers or other points of sale. For example, we saw decreases in foodservice and restaurant demand after March 2020 as a result of the
COVID-19
situation. Should
COVID-19
cause the imposition of stay at home orders, reductions in air travel or closures and/or consumers choose not to purchase from such foodservice providers and restaurants due to safety concerns, our commercial ingredients distribution channel could be (or continue to be) materially and adversely affected. In addition, should one or more of our significant customers file or be forced into bankruptcy or reorganization as a result of
COVID-19,
we may be unable to collect or fully collect any receivables owed to us and our business, financial condition and results of operations could be materially and adversely affected.
COVID-19
had a significant adverse impact on economic activity and the gross domestic product in the United States during parts of the 2020 calendar year and has caused economic dislocations and resulted in significant inflation during the 2021 calendar year. Should an economic downturn or recession last for multiple quarters or should inflation cause an increase in prices of our products or raw materials for our products, this may result in lower demand for our products or decreased margins and have a material adverse effect on our business and results of operations.
While our production facilities are essential businesses and continue to operate, there is no guarantee that our current production operations (or current or customary production levels) will continue for our 2022 fiscal year and beyond. Our facilities are located in several different states and are subject to different governmental rules and regulations. The forced shutdown of any of our facilities (or our voluntary shutdown of our facilities due to unexpected implications of the
COVID-19
situation) could result in (among other things) reduced or no production of our products or our inability to manufacture and package products, which could have a material adverse effect on our business, liquidity and results of operations.
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

Although our suppliers are currently providing us with adequate amounts of raw materials and packaging necessary to meet recent increased demand or customary demand levels, there is no guarantee that such suppliers will continue to do so in the future on the same terms or at all. For example, we have observed certain countries instituting travel and activity restrictions which could have an impact on the size and number of certain nut crops and other raw materials. If we fail to obtain necessary raw materials and packaging, or the costs of raw materials or packaging materially increases in response to inflation, our business, financial condition and results of operations could be materially and adversely affected.
We Cannot Control the Availability or Cost of Raw Materials and this May Have a Material Adverse Effect on Our Results of Operations, Cash Flows and Financial Condition
The availability and cost of raw materials for the production of our products, including peanuts, pecans, almonds, cashews, walnuts, pine nuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond our control. These factors include adverse weather conditions, natural disasters (including floods, droughts, frosts, earthquakes and hurricanes), changing climate patterns, plant diseases, foreign currency fluctuations, trade agreements, tariffs and embargos, import/export controls, prices of other crops, labor shortages, inflationary conditions, political change and unrest, changes in global customer demand, pandemics and disease, changes in government agricultural programs, federal and state government mandates related to the preceding or otherwise and purchasing behavior of certain countries, including China and India. Additionally, any determination by the USDA or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop, negatively impact the environment or do or may cause adverse health consequences, any portion of the crop has been contaminated by aflatoxin or other agents, or any future raw material or product recalls for other reasons could reduce the supply of edible nuts and other raw materials used in our products and could cause our costs to increase significantly.
Because these raw materials are commodities, their prices are set by the market and can therefore fluctuate quickly and dramatically due to varied events, such as those described above. Furthermore, we are not able to hedge against changes in nut commodity prices because no appropriate futures, derivative or other risk-sharing market for these commodities exists and we cannot create such a market. Consequently, in order to achieve or maintain profitability levels, we attempt to increase the prices of our products to reflect the increase in the costs of the raw materials that we use. However, we may not be successful in passing along partial or full price increases to our customers, if at all. In addition, even if we are successful in passing across partial or full price increases, we may not be able to do so in a timely fashion. Our ability to raise prices and the timing of any price increases is often dependent upon the actions of our competitors, some of whom are significantly larger and more diversified than we are or own farms which produce the raw materials. Additionally, any such product price increase that we are able to pass along to our customers may ultimately reduce the demand for, and sales of, our products as customers reduce purchases, buy lower priced products or lower margin products. Alternatively, if the prices of any raw materials significantly decrease, and we have inventories of such materials on hand, we may be unable to reduce product prices without impacting our gross margin. Any competitors who purchase such material on the open market or own the farms which produce the raw materials may be able to reduce prices in a more timely manner, and we could lose market share to such competitors. We are also subject to risks associated with purchasing a majority of our pecans, peanuts and walnuts directly from growers, including the risk of purchasing such products from growers at costs that later, due to altered market conditions, prove to be above prevailing market prices at time of sale. Accordingly, because we purchase a majority of our pecans, peanuts and walnuts directly from growers during harvest season and shell and process these nuts throughout our fiscal year, there is a possibility that, after we acquire these nuts, market conditions may change. Depending on these changing market conditions, we may be forced to sell these nuts at reduced prices relative to our acquisition cost. Any one or more of the foregoing aspects may have a material adverse effect on our results of operations, cash flows and financial condition.
Moreover, fluctuations in the market prices of nuts may affect the value of our inventories, margins and profitability. We enter into fixed price commitments with a portion of our commercial ingredient customers and certain other customers. The commitments are for a fixed period of time, typically three months to twelve months. Such commitments with a term of six months or more represented approximately 3% of our annual net sales in fiscal 2021. Sometimes we enter into fixed price commitments with respect to certain of our nut products before fixing our acquisition costs in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent we do so and our fixed prices are not properly aligned with our acquisition costs, these fixed price commitments may result in reduced or negative gross profit margins, which could have a material adverse effect on our financial condition and results of operations.
We Operate in a Competitive Environment Which Could Materially and Adversely Affect our Financial Condition and Results of Operations
We operate in a highly competitive environment. The principal areas of competition are, among others, brand recognition, taste, flavor, quality, packaging, price, nutrition, advertising, promotion, convenience and service. Our principal products compete against food and snack products manufactured and sold by numerous regional, national and international companies, some of which are substantially larger and have greater resources than us, such as Hormel Foods Corp. (Planters brand). Most of our competitors that sell and market the other top branded snack nut products have committed more financial, marketing and other resources to such brands when compared to the resources available to or spent by us on our brands. Additionally, many food retailers, supercenters, mass merchandisers and internet retailers have continued to emphasize their own private label offerings as a key part of their strategy and may develop or expand their own private label nut and nut product offerings, to the exclusion of our branded products. Several other smaller competitors may be able to focus on faster-growing, niche markets that we are unable to market effectively to or otherwise sell to due to our size, operations, marketing strategy or perceptions regarding our Company. Additionally, certain food retailers are internet retailers may seek to invest in companies serving certain niche markets and/or offer shelf space, added promotional activity or other marketing efforts in exchange for ownership in such companies, which we are unable to offer to such food retailers or internet companies. Recent consolidation and mergers and acquisitions activity in the nut and snack food market has resulted in price competition as part of such consolidation or mergers and acquisitions activity. Many of our competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing inshell pecans, peanuts, walnuts and other nut types directly from growers at fixed prices that later, due to altered market conditions, may prove to be above prevailing market prices. We also compete with other shellers in the commercial ingredient market and with regional processors in the retail and wholesale markets. In order to maintain or increase our market share, we must continue to price our products competitively and spend on marketing, advertising, new product innovation and shelf placement and slotting fees, which may cause a decline in gross profit margin if we are unable to increase sales volume as well as reduce our costs, which could materially and adversely affect our financial condition and results of operations.
Significant Private Brand Competitive Activity Could Materially and Adversely Affect Our Sales and as a Result Our Financial Condition and Results of Operations
Some customer buying decisions, including some of our largest private brand customers, are based upon a periodic bidding process in which a single, successful bidder is assured the right to sell the selected product or products to the food retailer, supercenter, mass merchandiser or internet retailer until the next bidding process to the exclusion of other bidders. Our sales volume may decrease significantly if our bids are too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our bids are successful, but below our desired price points. In addition, our margins could be further reduced if commodity prices subsequently rise and customers are unwilling or unable to accept price increases. The nut and snack food industry has experienced consolidation and significant mergers and acquisitions activity in recent years. If certain of our competitors elect to reduce prices in order to increase sales or market share, our market share could decrease and this could adversely affect our financial condition and results of operations.
Many food retailers, supercenters, mass merchandisers and internet retailers have sought to develop or expand their private brand offerings in recent years. Should any of our significant customers elect to introduce or expand their private brand programs, and we do not participate in such programs, the programs directly compete against our branded products or exclude our private brand or branded products due to shelf space or other concerns, our sales volume and margins could be negatively impacted. Any of these outcomes may materially and adversely affect our financial condition and results of operations.
Changing Consumer Preferences and Demand Could Materially and Adversely Affect Our Financial Condition and Results of Operations
Our financial performance depends in part on our ability to anticipate and offer products to our customers that appeal to their preferences. Consumer preferences, whether for branded products or private brand products, or how consumers purchase such products and the format, quantity or volume sizes of such products, can quickly change based on a number of factors beyond our control. If we fail to anticipate, identify or react quickly to these changes and are unable to develop and market new and improved products or otherwise offer products that meet consumer preferences, demand for our products could suffer. In addition, demand for our products could be affected by consumer concerns regarding the labeling, packaging, manner of preparing our products or concerns with respect to the health effects of nutrients or ingredients in any of our products or the overall sustainability or impact of our products on the environment. The development and introduction of new products and packaging or alteration of existing products and packaging requires substantial research and development, testing and marketing expenditures, which we may be unable to recover fully if the new products do not achieve the necessary commercial success. New product introduction also results in increased costs, including from the use of new manufacturing techniques, capital expenditures, new raw materials and ingredients, additional labor and consulting expenses, revision of packaging and labeling and additional marketing and trade spending. Consumers are also purchasing food products outside traditional retail supermarkets, including via the Internet. If we are unable to provide our customers with our products outside traditional retail supermarkets, supercenters and club stores, demand for our products could suffer and/or we will be unable to grow our business. Reduction in demand as a result of changing consumer preferences or inability to provide consumers with products they demand could materially and adversely affect our financial condition and results of operations.

We are Subject to Customer Pricing Pressures and Retail Consolidation Trends Which Could Materially and Adversely Affect Our Financial Condition and Results of Operations
As the retail grocery trade continues to consolidate and our retail customers grow larger, become more sophisticated, use data for purchasing decisions and obtain more purchasing power, our retail customers are demanding lower pricing, especially private brand customers, and increased free or discounted promotional programs. Further, these retail customers may begin to place a greater emphasis on the lowest-cost supplier in making purchasing decisions, especially during periods of increased or variable raw material acquisition costs. An increased focus on the lowest-cost supplier could reduce the benefits of some of our competitive advantages, which include a focus on customer service, innovation, production capacity, category management and quality. As the retail environment consolidates, many customers are reducing inventories or focusing on a limited number of brands (often the number one or number two brand by market share) or a limited number of products or SKUs in making purchasing decisions. In addition, certain customers in the retail channel, such as dollar stores and other discount sellers, have become increasingly sophisticated and may demand similar pricing to retail grocery customers. As part of the retail consolidation trend, diversified companies with substantial Internet presences have increased their food offerings or purchased retail supermarkets to expand their grocery business, particularly as such companies focus on food delivery direct to consumers. Such companies have substantial pricing power and may focus on their products to the exclusion of our products. If we fail to respond to these trends, our sales volume growth could suffer, and it may become necessary to lower our prices and increase promotional support of our products, any of which would materially and adversely affect our gross profit and gross profit margin and could materially and adversely affect our financial condition and results of operations.
Food Safety, Allergy and Product Contamination Concerns Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations
If consumers in our principal markets lose confidence in the health or safety of nut products, particularly with respect to peanut and tree nut allergies, food borne illnesses, processes, ingredients and packaging used in the manufacturing process or other food safety matters, this could materially and adversely affect our financial condition and results of operations. Individuals with nut allergies may be at risk of serious illness or death resulting from the consumption of our nut products, including consumption of the products of our customers containing our products as an ingredient. Notwithstanding our existing food safety controls, we process peanuts and tree nuts on the same equipment, and there is no guarantee that our other products will not be cross-contaminated. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters, including food borne illnesses, may discourage consumers from buying our products, cause production and delivery disruptions or result in product recalls. Product safety issues (i) concerning products not manufactured, distributed or sold by us and (ii) concerning products we manufacture, distribute and sell may materially and adversely affect demand for products in the nut industry as a whole, including products without actual safety problems. Decreases in demand for products in the industry generally could have a material adverse effect on our financial condition and results of operations. In addition, the cooling system at our Elgin, Illinois facility utilizes ammonia. If a leak in the system were to occur, there is a possibility that the inventory in cold storage at our Elgin, Illinois facility could be destroyed which could have a material adverse effect on our financial condition and results of operations.
Product Liability, Product Recalls, Product Labeling and Product Advertising Claims May Have a Material Adverse Effect on Our Results of Operations and Cash Flows
We face risks associated with product liability claims, product recalls and other liabilities in the event: (i) our food safety and quality control procedures are ineffective or fail, (ii) we procure products or packaging from third parties that are or become subject to a recall, regardless of whether or not our food safety and quality control procedures are ineffective or fail, (iii) our products or packaging cause injury or become adulterated or misbranded, (iv) our products are determined to be promoted or labeled in a misleading fashion or do not contain required labeling or notices, (v) government authorities test our products and determine that they contain a contaminant or present a food safety risk, (vi) our products are tampered with, (vii) one of our competitors is subject to claims, recalls or other liabilities involving products similar to ours or (viii) federal, state or other government agencies or courts determine that our products could pose health risks or contain potentially harmful chemicals or other substances. In recent years, the food industry has been a target of litigation over product labeling and advertising, including nut products. Such litigation results in significant costs to defend and resolve. In addition, we do not control the labeling of the products of our customers that contain our products as an ingredient. A product recall of a sufficient quantity or significant adverse publicity,, a significant product liability judgment against us, a significant advertising-related liability or other safety concerns (whether actual or claimed) could cause our products to be unavailable for a period of time, could require us to re-label
or
re-package
products, could result in a loss of consumer confidence in our products and expose us to liabilities in excess of any insurance we maintain for such events, including to our private label customers. As customers request revised and more sophisticated packaging, our packaging solutions may result in manufacturing defects or errors in the manufacture of suck packaging, which could cause us to recall the products despite having proper food safety protocols. If these kinds of events were to occur, they would have a material adverse effect on the demand for our products, subject us to costly recalls or withdrawals, require us to spend significant amounts to change our operations to remedy such issues, and, consequently, our results of operations and cash flows.

Increased Production, Transportation and Insurance Costs Could Materially and Adversely Affect Our Financial Condition and Results of Operations
Our results are dependent on controlling a variety of costs. Beginning with the summer of 2020, we have experienced variability in transportation costs due to additional demand in shipping by a variety of market participants, a general shortage of drivers, partially due to health and safety concerns, increased fuel costs and federal regulations, which require increased monitoring of driving time using electronic monitoring technology. In addition to transportation costs, we have at times experienced increased commodity or raw material costs, increased packaging material prices, higher general water, energy and fuel costs, increased labor costs and increased insurance costs, such as for property insurance and directors’ and officers’ insurance. Maintaining the prices of our products, initiating price increases (including passing along price increases for commodities used in our products) and increasing the demand for our products (especially when prices for our products are decreasing due to commodity price decreases), all of which are important to our plans to increase profitability, may be materially and adversely affected or undermined by such increases in production and operation costs. Material and sustained increases in any of the foregoing costs could materially and adversely affect our financial condition and results of operations.
Technology Disruptions, Failures or Breaches, Hacking Activity, Ransomware Attacks or Other Cybersecurity Events Could Materially and Adversely Affect Our Financial Condition and Results of Operations
We depend on information technology to maintain and streamline our operations, including, among other things, (i) interfacing and communicating with our locations, customers and suppliers, (ii) complying with financial reporting, legal and tax regulatory requirements, (iii) maintaining logistics, inventory control and monitoring systems, (iv) providing us with real-time feedback about our business and (v) allowing continuity of operations when a significant number of our employees are working remotely. Like other companies, our information technology systems or information technology systems of our customers, vendors, counterparties and providers may be vulnerable to a variety of interruptions due to events beyond our control, including natural disasters, terrorist attacks, government-sponsored or affiliated cyber attacks, telecommunications failures, outages during replacement or upgrades, computer viruses, phishing activity, hardware failures, cloud-based technology outages, power outages, hackers, social engineering attacks, loss or theft of hardware, ransomware attacks, cyber risks and other security issues. We have technology security initiatives, cyber insurance and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, particularly as the global dependence on technology and the sophistication of cyber threats increase and more of our employees are working remotely. In addition, if we are unable to prevent security breaches or disclosure of non-public
information, we may suffer financial and reputational damage, litigation or remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our customers, consumers, or suppliers. If we were subject to a ransomware attack, we may be required to pay ransom in amounts that could be material to our financial condition.
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
Increases in Labor Costs or Work Stoppages or Strikes Could Materially and Adversely Affect Our Financial Condition and Results of Operations
As the number of our employees has grown, personnel costs, including the costs of medical and other employee health and welfare benefits, have increased. These costs can vary substantially as a result of an increase in the number, mix and experience of our employees and changes in health care and other employment-related laws. There are no assurances that we will succeed in reducing future increases in such costs, particularly if government regulations require us to change our health and welfare benefits, government regulations impose additional monitoring and compliance expenses, or we need to attract and retain additional qualified personnel or provide extra compensation due to the impact of
COVID-19
or any other pandemic or due to other reasons. Increases in personnel costs can also be amplified by low unemployment rates, preferences among workers in the labor market and general tight labor market conditions in any of the areas where we operate. Our inability to control such costs could materially and adversely affect our financial condition and results of operations.
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

The Impact of Changing Climate Patterns Could Materially and Adversely Affect Our Financial Condition and Results of Operation
We have recently observed a number of changing climate patterns in the U.S. and internationally. These changing climate patterns have caused weather patterns to change, and we have experienced severe droughts, floods, frosts, hurricanes, tornadoes, cold and warmer temperatures and other previously-abnormal natural events. These weather events could impact the ability of our growers and producers to consistently provide us with the quality and quantity of nut and nut related products, and in turn cause the prices of certain nuts and raw materials to increase or change in unpredictable ways. Any long-term changes in climate patterns could prevent growers from harvesting nuts in previous quantities, or at all, as many nut products require particular soil, water and climate conditions in order to grow or have acceptable yields. Because we (and our growers) cannot predict, change or insure against changing climate patterns, our ability to react to these changes is limited. If we and our growers and producers cannot adapt to changing climate patterns, our financial condition and results of operations could be materially and adversely affected.
Business Risks
Negative Consumer Perception About Our Company, Our Values and Practices or our Branded or Private Bland Products Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations
Our ability to develop, maintain and continually enhance the value of our Company and our branded products is critical to improving our operating and financial performance and implementing our Strategic Plan. The value of our Company and our branded products is based in large part on the degree to which consumers react and respond positively to our operations and our brands. Positive views of our Company and our brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible or reckless manner, negative perception about the actions or values of our Company, adverse publicity about our products and Company operations (whether actual or fictitious), product recalls or failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, concerns about food safety or allergies, or our products becoming unavailable to consumers, concerns about the sustainability of our operations and products or the actual impact or perceptions about the impact that our operations or products have on the environment. Customer, vendor and stockholder views on our sustainability and environmental practices and values of our Company can change quickly due to events beyond our control and we may not be able to effectively change our practices or communicate our practices and values to avoid negative perceptions.
In addition, our success in enhancing the value of our Company and our branded products depends on our ability to adapt to a rapidly changing media environment. We increasingly rely on social media and online advertising campaigns as well as advertising outside of traditional print and television channels. Negative posts or comments (whether actual or fictitious) about us or the type of products we produce, market or sell on online social networks, product review sites, message boards or similar online activity could seriously impact consumer demand for our products. We are subject to a variety of legal and regulatory restrictions on how we market and advertise our products. These restrictions may limit our ability to respond as the media and communications environment continues to evolve. If we do not react appropriately or effectively, then our product sales, financial condition and results of operations could be materially and adversely affected.
We are Dependent Upon Certain Significant Customers Which Could Materially and Adversely Affect Our Financial Condition, Cash Flows and Results of Operations
We are dependent on a few significant customers for a large portion of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 61%, 60% and 59% of net sales in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. There can be no assurance that all significant customers will continue to purchase our branded or private brand products in the same quantities, same product mix or on the same terms as in the past, particularly as increasingly powerful retailers demand lower pricing, different packaging, larger marketing support, payments for retail space, establish private brands or request other terms of sale which negatively impact our profitability or sales. Many of our largest customers emphasize sales at physical locations and a significant shift to Internet sales may impact the amount and types of products they purchase from us. A loss of one of our largest customers, a material decrease in purchases by one of our largest customers, the inability to collect a receivable from or a significant business interruption at one of our largest customers would result in decreased sales and would materially and adversely affect our results of operations, financial condition and cash flows.
We are Dependent on Certain Key Personnel and the Loss of Any of Their Services or Our Inability to Attract, Retain and Motivate a Qualified and Diverse Workforce Could Have a Material Adverse Effect on Our Results of Operations
Our future success will be largely dependent on the personal efforts of our senior operating management team. We believe that the expertise and knowledge of these key members of management in the industry, and in their respective fields, is a critical factor to our growth and success. Although some of our officers own significant amounts of our Class A Stock, these individuals have not entered into any employment or non-compete
agreements with us, nor do we have key officer insurance coverage policies in effect. The departure of any of these individuals or their inability to perform their duties due to illness, disability, injury or other similar events could have a material adverse effect on our business and prospects and that in turn would have a material adverse effect on our results of operations. Our success is also dependent upon our ability to attract, retain and motivate a qualified and diverse workforce, and there can be no assurance that we will be able to do so, particularly during times of increased labor costs or labor shortages.
Our Products are Processed at a Limited Number of Production Facilities and any Significant Disruption at any of Our Production Facilities or Disruption with a Third Party Supplier Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations
Our products are shelled, manufactured or otherwise processed at our various production facilities. However, certain nut and nut-related
products, including the shelling of peanuts, walnuts and pecans and processing and packaging of certain other products, are conducted only at a single location. If any of these production facilities experiences a disruption for any reason, including a work stoppage, power failure, fire, pandemic, terrorism, cyberattack, labor event or weather related condition or natural disaster, this could result in a significant reduction or elimination of the availability of some of our products. In addition, a dispute with, or disruption at, a significant third party supplier, service provider or distributor may impact our ability to produce, package, market, transport and sell our products. If we were not able to obtain alternate production, shelling or processing capability in a timely manner or on satisfactory terms, this could have a material adverse effect on our financial condition and results of operations.
Unsuccessful Implementation of Our Strategic Plan Could Materially and Adversely Affect Our Financial Condition and Results of Operations
We developed a strategic plan (the “Strategic Plan”), to help us achieve long-term profitable growth. As part of this Strategic Plan, we have taken a number of actions including, among other things, promotion of our branded recipe and snack nut products, expanding distribution in traditional retail channels and alternative channels and other strategies related to increasing sales of non-branded
business at existing key customers. In addition to these actions, we intend to improve our research and development and marketing capabilities to improve the quality, innovation, manufacture and sales of our products. We have launched, and will launch in the future, projects to improve our branded and private brand product portfolio, which may require significant capital expenditures, consulting and employee costs, research and development expenses and related product manufacturing expenses. We are taking these actions in order to increase sales in all of our distribution channels and in particular our consumer distribution channel. There are no assurances that we will be successful in achieving any portion of our Strategic Plan, including the development of any aspect of our branded or private brand business, or any other efficiency measures.
In addition, we have in the past, as part of our Strategic Plan, engaged in strategic acquisitions and joint ventures including the acquisition of Squirrel Brand, L.P. in November 2017 (the “Acquisition”). As part of our Strategic Plan, we have and intend to make investments in and enter into strategic relationships with growth-stage companies to take advantage of our manufacturing and supply chain expertise. However, we may be unsuccessful in managing completed acquisitions, joint ventures, or investments; identifying additional acquisitions or joint ventures, or negotiating favorable financial or other terms with third parties which are attractive or advantageous to grow or otherwise supplement our existing business. In addition, the identification, negotiation and completion of any acquisition, joint venture, or investment may divert management’s attention from ordinary business matters, require a number of one-time
or ongoing advisory costs, result in the loss of employees or customers of our business or the acquired business, involve the assumption of unknown and potentially significant liabilities or result in impairment charges if the assumptions underlying the purchase are not satisfied. Due to various uncertainties inherent in such activities, we may be unable to achieve a substantial portion of any anticipated benefits or cost savings from previous acquisitions, joint ventures, or investments or other anticipated benefits in the timeframe we anticipate, or at all.
Any inability to realize the anticipated benefits from the Strategic Plan could materially and adversely affect our financial condition and results of operations.
Regulatory and Legal Risks
We are Subject to Government Regulation Which Could Materially and Adversely Affect Our Results of Operations
We are subject to extensive regulation by the FDA, the USDA, the United States Environmental Protection Agency (“EPA”) and other state, local and foreign authorities in jurisdictions where our products are manufactured, processed or sold. We are also subject to California’s Proposition 65, which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals deemed by the state of California to be dangerous. Among other things, these regulations govern the manufacturing, importation, processing, packaging, storage, distribution, advertising and labeling of our products. Our manufacturing and processing facilities and products are subject to periodic compliance inspections by federal, state, local and foreign authorities. We are also subject to environmental regulations governing the discharge of air emissions, water and food waste, the usage and storage of pesticides, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Amendments to existing statutes and regulations, adoption of new statutes and regulations, increased production at our existing facilities as well as our expansion into new operations and jurisdictions may require us to obtain additional licenses and permits and could require us to adapt or alter methods of operations at costs that could be substantial. Due to changing climate patterns and concerns over the environmental impact or sustainability of our products, we may be subject to additional governmental regulations focused on how we produce or source raw materials for our products. Compliance with applicable laws and regulations may be time-consuming, expensive or costly to us in different ways and could materially and adversely affect our results of operations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, or other litigation and claims, which could materially and adversely affect our results of operations.
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
Operational, Legal, Economic, Political and Social Risks of Doing Business in Emerging Markets and Other Foreign Countries May Have a Material Adverse Effect on Our Results of Operations
Approximately 34% of the dollar value of our total nut purchases for fiscal 2021 were made from foreign countries. We purchase our cashews from Vietnam and certain West African countries and some of our pecans from Mexico. To this extent, we are exposed to various risks inherent in emerging markets, including increased governmental ownership and regulation of the economy, greater likelihood of inflation and adverse economic conditions, governmental attempts to control inflation, such as setting interest rates and maintaining wage and price controls, supply reduction into the United States from increased demand in foreign countries, international competition, compliance with, and subjection to, foreign laws, including our ability to protect our intellectual property, such as our brands, compliance with U.S. laws and regulations related to conduct in foreign countries, such as the Foreign Corrupt Practices Act, currency exchange rates, potential for contractual defaults or forced renegotiations on purchase contracts with limited legal recourse, foreign countries’ response to the
COVID-19
pandemic, tariffs, quotas, duties, import and export restrictions and other barriers to trade that may reduce our profitability or sales and civil unrest, armed hostilities and significant political instability.
The existence of risks in emerging markets and other foreign countries could jeopardize or limit our ability to purchase sufficient supplies of cashews, pecans and other imported raw materials and limit our ability to make international sales, and may materially and adversely affect our results of operations by increasing the costs of doing business overseas.
Litigation Could Materially and Adversely Affect Our Financial Condition and Results of Operations
We have been the subject of litigation and investigations in the past, and we may become the subject of litigation and investigations in the future, which may include lawsuits or claims related to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, wage and hour matters, environmental matters, debt obligations or other aspects of our business. Plaintiffs or regulatory bodies could seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to lawsuits and investigations is difficult to estimate accurately. Additionally, many of our customer contracts require us to indemnify and assume the defense of any third party claim against the customer, increasing the risk of litigation related to our operations. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation and investigations may be expensive to defend and may divert time, money and management attention away from our operations and negatively impact our financial performance. We maintain insurance in amounts we believe to be adequate based on our business operations. However, we may incur claims or liabilities for which we are not insured, that exceed the amount of our insurance coverage or that our insurers may raise various objections and exceptions to coverage. A judgment or settlement for significant monetary damages or requiring other significant changes to our business or assets could materially and adversely affect our financial condition and results of operations. Any adverse publicity resulting from allegations or investigations may also adversely affect our reputation and the reputation of our products, which in turn could materially and adversely affect our financial condition and results of operations or result in serious and adverse operational consequences.
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
Financial Risks
Certain of Our Stockholders Possess a Majority of Aggregate Voting Power in the Company and Members of The Sanfilippo Group Have Pledged a Substantial Amount of their Class A Stock, Which May Make a Takeover or Change in Control More or Less Difficult and Could Materially and Adversely Affect Our Financial Condition and Results of Operations
As of August 18, 2021, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Sanfilippo, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 50.8% voting interest in the Company. As of August 18, 2021, Michael J. Valentine (the “Valentine Group”) owns or controls Common Stock (one vote per share) and Class A Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 23.9% voting interest in the Company. In addition, the Sanfilippo Group and the Valentine Group as holders of the Class A Stock are entitled to elect seven Class A Directors, which represents 70% of our entire Board of Directors. As a result, the Sanfilippo Group and the Valentine Group together are able to direct the election of a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert certain influence on our business, or take certain actions, that cannot be counteracted by another stockholder or group of stockholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of our stockholders, including any amendments to our certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent or cause dividends, or a change in control or sale of the Company, which may or may not be in the best interests of other stockholders, and can take other actions that may be less favorable to other stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations, which could materially and adversely affect our financial condition, results of operations and cash flows.
In addition, several members of the Sanfilippo Group that beneficially own a significant interest in our Company have pledged a substantial portion of the Company’s Class A Stock that they own to secure loans made to them by financial institutions, although most of such pledges are by trusts rather than individual directors or officers. If a stockholder defaults on any of its obligations under these pledge agreements or the related loan documents, these banks may have the right to sell the pledged shares. Such a sale could cause our Company’s stock price to decline. Many of the occurrences that could result in a foreclosure of the pledged shares are out of our control and are unrelated to our operations. Because these shares are pledged to secure loans, the occurrence of an event of default could result in a sale of pledged shares that could cause a change of control of our Company, even when such a change may not be in the best interests of our stockholders, and it could also result in a default under certain material contracts to which we are a party, including an event of default under the Credit Agreement by and among the Company, Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the arranger and administrative agent and a syndicate of lenders, dated February 7, 2008 and subsequently amended and restated in March 2020 (as amended and restated, the “Credit Facility”), which could materially and adversely affect our financial condition, results of operations and cash flows.
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
Impairment in the Carrying Value of Goodwill or Other Intangibles Could Result in the Incurrence of Impairment Charges and Negatively Impact our Financial Condition
At June 24, 2021, we had goodwill of $9.6 million and other intangible assets of $10.0 million, net. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of customer relationships, brand names, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill is not amortized but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the bankruptcy of a significant customer and could result in the incurrence of impairment charges and negatively impact our net worth.
The Way in Which We Measure Inventory May Have a Material Adverse Effect on Our Results of Operations
We physically acquire our inshell nut inventories of pecans, peanuts and walnuts from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of our fiscal year, and receive nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While we perform various procedures periodically to confirm the accuracy of our bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations in quantities and yields, and such adjustments directly affect earnings. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen-month period, at which time revisions to any estimates, which historically averaged less than 1.0% (but it cannot be guaranteed to continue under this level) of inventory purchases, are also recorded. The precise amount of our bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. The majority of bulk-stored nut inventories at June 24, 2021 will be processed during the first half of fiscal 2022 and any adjustment to our bulk stored nut inventory quantity will be recorded at that time. There can be no assurance that any bulk stored nut inventory quantity adjustments will not have a material adverse effect on our results of operations in the future.

Item 1B — Unresolved Staff Comments
None.
Item 2 — Properties
We own or lease five principal production facilities, one of which is currently classified as held for sale. Our primary processing and distribution facility is located at our Elgin, Illinois site which also houses our primary manufacturing operations and corporate headquarters (the “Elgin Site”). The remaining principal production facilities are located in Bainbridge, Georgia; Garysburg, North Carolina; Selma, Texas and Gustine, California. In addition, we operate a retail store at the Elgin Site.
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
a. Principal Facilities
The following table provides certain information regarding our principal facilities:

Location	Square Footage	Type of Interest	Description of Principal Use	Date Company Constructed, Acquired or First Occupied
Bainbridge, Georgia	300,000	Owned and Leased	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987
Garysburg, North Carolina (1)	160,000	Owned	Formerly used for peanut shelling, purchasing, warehousing and distribution	1994
Selma, Texas (2)	300,000	Leased	Pecan shelling, processing, bulk packaging, warehousing and distribution	1992
Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993
Elgin, Illinois (3) (Elgin Office Building)	400,000	Owned	Rental property	2005
Elgin, Illinois (Elgin Warehouse Building)	1,001,000	Owned	Processing, packaging, warehousing, distribution and corporate offices	2005

(1)
After the fire that occurred at our Garysburg facility during fiscal 2020, the Company considered strategic alternatives for the facility and decided to cease all operations permanently at the end of fiscal 2021. As of June 24, 2021, the facility and its related assets have been reclassified as held for sale on the Consolidated Balance Sheets. See Note 19 — “Garysburg, North Carolina Facility” to the Consolidated Financial Statements.

(2)	The sale and lease back of the Selma properties to related party partnerships was consummated in fiscal 2007. See Note 7 —“Long-Term Debt” to the Consolidated Financial Statements.
(3)
The Elgin Office Building (part of the Elgin Site) was acquired in April 2005. Approximately 70% of the Elgin Office Building is currently vacant. Approximately 29% of the rentable area has not been built-out.
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
The Elgin Site was designed to our specifications with what we believe to be state-of-the-art
equipment. The layout is designed to efficiently move products from raw storage to processing to packaging to distribution. The Elgin Site was designed to minimize the risk of cross contamination between tree nuts and peanuts. As currently configured, the Elgin Site can accommodate an increase in production capacity of 15% to 20% of our current capacity, however certain production lines are at full capacity, and finished good storage space is nearing full capacity during peak shipping periods. Additional storage and production space may be needed to fulfill any meaningful increases in future demand.
The Selma facility is used for our automated pecan shelling, packaging, bulk packaging, warehousing and distribution operations. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. During fiscal 2021, we processed approximately 33 million inshell pounds of pecans at the Selma facility. The quantity of pecans processed varies depending on the amount of inshell nuts purchased due to, among other things, commodity acquisition cost risk, the size and cost of the crop, the impact of international demand and expected demand based on our current sales forecast.
The Bainbridge facility is located in the largest peanut producing region in the United States and is used for peanut shelling and peanut butter production. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to our customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2021, the Bainbridge facility shelled approximately 89 million inshell pounds of peanuts.
The Gustine facility is used for walnut shelling, pasteurization, processing, bulk packaging, warehousing and distribution. This facility has the capacity to shell in excess of 60 million inshell pounds of walnuts annually. During fiscal 2021, the Gustine facility shelled approximately 28 million inshell pounds of walnuts. The quantity of walnuts shelled will vary depending on the amount of inshell nuts purchased due to, among other things, commodity acquisition cost risk, the size and cost of the crop, the impact of international demand, and expected demand based on our current sales forecast.
The Garysburg facility had the capacity to process approximately 60 million inshell pounds of farmer stock peanuts annually. During fiscal 2021, the Garysburg facility processed approximately 5 million inshell pounds of peanuts. Due to a fire that occurred at our Garysburg facility during fiscal 2020, the Company considered strategic alternatives for the facility and decided to cease all operations permanently at the facility by the end of fiscal 2021. See Note 19 — “Garysburg, North Carolina Facility” of the Notes to Consolidated Financial Statements for additional detail regarding the facility and the Company’s plan to sell these assets.
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
the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for our annual meeting of stockholders to be held on October 27, 2021. Below are our executive officers as of August 18, 2021:
Jeffrey T. Sanfilippo, Chief Executive Officer
, age 58 — Mr. Sanfilippo has been employed by us since 1991 and in November 2006 was named our Chief Executive Officer. Mr. Sanfilippo served as our Executive Vice President Sales and Marketing from January 2001 to November 2006. He served as our Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of our Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995, and Mr. Sanfilippo served as Vice President Sales and Marketing from October 1995 to August 1999.
Michael J. Valentine, Chief Financial Officer, Group President and Secretary
, age 62 — Mr. Valentine has been employed by us since 1987. In November 2006, Mr. Valentine was named our Chief Financial Officer and Group President and, in May 2007, Mr. Valentine was named our Secretary. In April 2021, Mr. Valentine announced that he would voluntarily step down as Chief Financial Officer following the filing of this Report. He will continue in his roles as Group President and Secretary and will also continue to serve as a Director of the Company. Mr. Valentine served as our Executive Vice President Finance, Chief Financial Officer and Secretary from January 2001 to November 2006. Mr. Valentine served as our Senior Vice President and Secretary from August 1999 to January 2001. He has been a member of our Board of Directors since April 1997. Mr. Valentine served as our Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for us from June 1987 and 1990, respectively, to December 1995. Mr. Valentine’s responsibilities also include peanut, almond, imported nut, packaging and other ingredient procurement and our contract packaging business.
Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary
, age 53 — Mr. Sanfilippo has been employed by us since 1991. In November 2006, Mr. Sanfilippo was named our Chief Operating Officer and President and, in May 2007, Mr. Sanfilippo was named our Treasurer and held that position until January 2009. Mr. Sanfilippo served as our Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995 from 2001 to November 2006. Mr. Sanfilippo became a member of our Board of Directors in December 2003. He became our Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 to August 1999. Prior to that, Mr. Sanfilippo was the General Manager of our Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in our Financial Relations Department. Mr. Sanfilippo is responsible for overseeing our plant operations, as well as walnut and pecan procurement.
James A. Valentine, Senior Technical Officer
, age 57 — Mr. Valentine has been employed by us since 1986 and in January 2018 was named our Senior Technical Officer. He served as our Chief Information Officer from November 2006 to January 2018. He served as our Executive Vice President Information Technology from August 2001 to November 2006. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001 and as Vice President of Management Information Systems from January 1995 to January 2000. Mr. Valentine is responsible for providing insight and guidance to executive management regarding strategic direction of our information technology functions that support our corporate strategy.
Shayn E. Wallace, Executive Vice President, Sales and Marketing,
age 50 — Mr. Wallace joined us in March 2019 as Senior Vice President, Commercial Ingredients. In May 2020, he was promoted to Executive Vice President, Sales and Marketing. Prior to that, he served as President for Spectrum Brands. His career path also includes senior roles with major food companies such as H.J. Heinz, The Kellogg Company, Dean Foods, Sara Lee Food & Beverage and Morton Salt where he held senior leadership positions in Sales and Marketing. He is currently responsible for leading our Sales and Marketing departments.
Frank S. Pellegrino, Executive Vice President, Finance and Administration, and Treasurer
, age 47 — Mr. Pellegrino has been employed by us since January 2007. In August 2020, Mr. Pellegrino was promoted to Executive Vice President, Finance and Administration. Mr. Pellegrino will be appointed as Chief Financial Officer upon Mr. Valentine stepping down as Chief Financial Officer (pursuant to his succession plan) following the filing of this Report. Mr. Pellegrino served as our Senior Vice President, Finance from August 2012 to August 2020 and, in August 2016, he was appointed Treasurer. Mr. Pellegrino served as Vice President Finance and Corporate Controller from January 2009 to August 2012. He served as Corporate Controller from September 2007 to January 2009 and as Director of Accounting from January 2007 to September 2007. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger, a
business-to-business
distributor. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP. Mr. Pellegrino is responsible for our accounting, finance and treasury functions. In January 2018 he became responsible for overseeing our information technology department and in June 2019 became responsible for overseeing our Customer Solutions department.

RELATIONSHIPS AMONG CERTAIN DIRECTORS AND EXECUTIVE OFFICERS
Below are the relationships among certain directors and executive offices as of August 18, 2021:
Mathias A. Valentine, a director of the Company, is (i) the father of Michael J. Valentine, an executive officer and director of the Company, and James A. Valentine, an executive officer of the Company and (ii) the uncle of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo, executive officers and directors of the Company, and James J. Sanfilippo, John E. Sanfilippo and Lisa A. Sanfilippo, directors of the Company.
Michael J. Valentine, Chief Financial Officer, Group President and Secretary and a director of the Company, is (i) the son of Mathias A. Valentine, (ii) the brother of James A. Valentine and (iii) the cousin of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo, James J. Sanfilippo, John E. Sanfilippo and Lisa A. Sanfilippo.
Jeffrey T. Sanfilippo, Chief Executive Officer and a director of the Company, is (i) the brother of Jasper B. Sanfilippo, Jr., James J. Sanfilippo, John E. Sanfilippo and Lisa A. Sanfilippo, (ii) the nephew of Mathias A. Valentine and (iii) the cousin of Michael J. Valentine and James A. Valentine.
Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and a director of the Company, is (i) the brother of Jeffrey T. Sanfilippo, James J. Sanfilippo, John E. Sanfilippo and Lisa A. Sanfilippo, (ii) the nephew of Mathias A. Valentine and (iii) the cousin of Michael J. Valentine and James A. Valentine.
James J. Sanfilippo, a director of the Company, is (i) the brother of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo, John E. Sanfilippo and Lisa A. Sanfilippo, (ii) the nephew of Mathias A. Valentine and (iii) the cousin of Michael J. Valentine and James A. Valentine.
James A. Valentine, Senior Technical Officer of the Company, is (i) the son of Mathias A. Valentine, (ii) the brother of Michael J. Valentine and (iii) the cousin of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo, James J. Sanfilippo, John E. Sanfilippo and Lisa A. Sanfilippo.
John E. Sanfilippo, a director of the Company, is (i) the brother of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo, James J. Sanfilippo and Lisa A. Sanfilippo, (ii) the nephew of Mathias A. Valentine and (iii) the cousin of Michael J. Valentine and James A. Valentine.
Lisa A. Sanfilippo, a director of the Company, is (i) the sister of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo, James J. Sanfilippo and John E. Sanfilippo, (ii) the niece of Mathias A. Valentine and (iii) the cousin of Michael J. Valentine and James A. Valentine.

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
The graph below compares our cumulative five-year total stockholder return on our Common Stock with the cumulative total returns of the Russell 2000 Consumer Staples Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our Common Stock, in each index (with the reinvestment of all dividends) from July 1, 2016 to June 24, 2021.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among John B. Sanfilippo & Son, Inc., the Russell 2000 Index,
and the Russell 2000 Consumer Staples Index

*	$100 invested on July 1, 2016 in stock or June 30, 2016 in index, including reinvestment of dividends.
Indexes calculated on
month-end
basis.
The information contained in the preceding performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically incorporate it by reference in such filing.
As of August 18, 2021 there were 47 holders and 16 holders of record of our Common Stock and Class A Stock, respectively.
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

In January 2017, our Board of Directors adopted a dividend policy under which it intends to pay a regular annual cash dividend on our Common Stock and Class A Stock. The Board of Directors contemplated that the regular annual dividend would be declared around the conclusion of the Company’s fiscal year and paid in the first quarter of each fiscal year. We have paid or declared an annual dividend each year since 2017.
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
The frequency and amount of cash dividends declared for each class of common stock for the two most recently completed fiscal years and dividends declared as of the date of this Report are as follows:

•	On July 10, 2019 our Board of Directors declared an annual and special cash dividend of $0.60 and $2.40, respectively, that was paid to holders of Common Stock and Class A Stock on August 20, 2019.

•	On October 29, 2019 our Board of Directors declared a special cash dividend of $2.00 that was paid to holders of Common Stock and Class A Stock on December 10, 2019.

•	On April 29, 2020 our Board of Directors declared a special cash dividend of $1.00 that was paid to holders of Common Stock and Class A Stock on June 17, 2020.

•	On July 9, 2020 our Board of Directors declared an annual and special cash dividend of $0.65 and $1.85, respectively, that was paid to holders of Common Stock and Class A Stock on August 21, 2020.

•	On January 27, 2021 our Board of Directors declared a special cash dividend of $2.50 that was paid to holders of Common Stock and Class A Stock on March 16, 2021.

•
Subsequent to the end of fiscal 2021, the Board of Directors declared an annual and special cash dividend of $0.70 and $2.30 per share, respectively, that will be paid to holders of our Common Stock and Class A Stock on August 25, 2021.

For purposes of the calculation of the aggregate market value of our voting stock held by non-affiliates
as set forth on the cover page of this Report, we did not consider any of the siblings or spouses of Jasper B. Sanfilippo, Sr. (our former chairman of the board) or Mathias A. Valentine, or any of the lineal descendants of either Jasper B. Sanfilippo, Sr., Mathias A. Valentine or such siblings (other than those who are our executive officers, directors or those in the foregoing who have formed a group within the meaning of Section 13(d)(3) of the Exchange Act, with either Jasper B. Sanfilippo, Sr. or Mathias A. Valentine) as an affiliate. See “Review of Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2021 Annual Meeting and “Relationships Among Certain Directors and Executive Officers” appearing immediately before Part II of this Report.
Securities Authorized under Equity Compensation Plans
The following table sets forth information as of June 24, 2021, with respect to equity securities authorized for issuance pursuant to equity compensation plans previously approved by our stockholders and equity compensation plans not previously approved by our stockholders.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by stockholders — stock options	—	—	645,841
Equity compensation plans approved by stockholders — restricted stock units	159,846	—	645,841
Equity compensation plans not approved by stockholders	—	—	—

Item 6 — Selected Financial Data
The following historical consolidated financial data as of and for the years ended June 24, 2021, June 25, 2020, June 27, 2019, June 28, 2018, and June 29, 2017 was derived from our consolidated financial statements. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The information below is not necessarily indicative of the results of future operations.
Consolidated Statement of Comprehensive Income Data:
(dollars in thousands, except per share data)

	Year Ended
	June 24, 2021	June 25, 2020	June 27, 2019	June 28, 2018	June 29, 2017
Net sales	$858,482	$880,092	$876,201	$888,931	$846,635
Cost of sales	673,495	704,317	717,931	750,032	704,712

Gross profit	184,987	175,775	158,270	138,899	141,923
Selling and administrative expenses	99,809	97,228	99,746	82,710	81,446

Income from operations	85,178	78,547	58,524	56,189	60,477
Interest expense	1,441	2,005	3,060	3,463	2,910
Rental and miscellaneous expense, net	1,399	1,565	1,089	1,406	1,296
Other expense	2,519	2,266	1,947	1,970	2,133

Income before income taxes	79,819	72,711	52,428	49,350	54,138
Income tax expense	20,078	18,601	12,962	16,850	18,013

Net income	$59,741	$54,110	$39,466	$32,500	$36,125

Basic earnings per common share	$5.19	$4.72	$3.45	$2.86	$3.19
Diluted earnings per common share	$5.17	$4.69	$3.43	$2.84	$3.17
Cash dividends declared per share	$5.00	$6.00	$2.55	$2.50	$5.00
Consolidated Balance Sheet Data:
(dollars in thousands)

	June 24, 2021	June 25, 2020	June 27, 2019	June 28, 2018	June 29, 2017
Working capital	$124,963	$126,703	$141,434	$130,689	$143,504
Total assets	398,455	407,457	391,304	415,853	398,059
Long-term debt, less current maturities	10,855	14,730	20,381	27,356	25,211
Total debt	23,383	47,023	27,719	65,803	58,085
Stockholders’ equity	242,494	238,238	254,555	243,002	235,468

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two
weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2021, fiscal 2020 and fiscal 2019 are to the fiscal years for the 52 weeks ended June 24, 2021, June 25, 2020 and June 27, 2019, respectively.

•	References herein to fiscal 2022 are to the fiscal year for the 53 weeks ending June 30, 2022.
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
We face a number of challenges in the future which include intensified competition on pricing and for market share from both private brand and name brand nut products. Our
Fisher
recipe nut sales have been negatively impacted recently due to this increased competition for market share. We also face changing industry trends as consumer preferences evolve into shopping in smaller store formats like grocery, use of delivery apps for shopping and generally migrate more of their shopping online. Additionally, in recent months we have faced challenges with shortages for shipping pallets, resin-based packaging, imported materials, transportation equipment and labor. These shortages have impacted our operations and led to some cost increases. We anticipate the industry will see pricing relief in some of these areas in the coming quarters, but others may remain elevated for a longer period of time. In the interim, we are working with our vendors, customers and JBSS facilities in other regions of the country to source additional supply. If these shortages continue and we cannot secure adequate supplies to fulfill customer orders, it could have an unfavorable impact on net sales and our operations in fiscal year 2022.
We will continue to focus on seeking profitable business opportunities to maximize the utilization of our production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois. We expect to increase our promotional and advertising activity to invest in transformation growth with an omnichannel approach behind our brands with valuable consumers to win in key categories including recipe nuts, nut flours, snack nuts, trail mix and snacking. We continue to see strong
e-commerce
performance across our branded portfolio and plan to accelerate that growth across a variety of established and emerging platforms. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base for branded and private label products. See the information referenced in Part I, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.
COVID-19
Impacts
We will continue to face challenges in fiscal year 2022 as result of the
COVID-19
pandemic and the uncertainty of future local, state and federal restrictions aimed to mitigate and control the pandemic. As many of these restrictions were eased near the conclusion of our fiscal 2020, we saw a gradual (albeit limited) increase in demand from our foodservice, restaurant, convenience store and non-essential
retail customers. However, as conditions surrounding the pandemic deteriorated during the fall and winter of calendar 2020 and the beginning of calendar 2021, consumers were limited in their ability to purchase meals outside their homes. As indoor dining restrictions continued due to the impact of
COVID-19,
consumers continued to snack, cook and bake more at home. While this trend had a positive impact on certain aspects of our consumer business, demand continued to be suppressed from our foodservice, restaurant and non-essential
retail customers. Additionally,
COVID-19
has had an unfavorable impact on a major customer’s business in our contract packaging distribution channel due to reduced foot traffic in convenience stores as people continued to work from home. During the fourth quarter of fiscal 2021, as the
COVID-19
vaccine became more widely distributed and accepted by the public, restrictions were again loosened and we saw a vast improvement in the quarterly comparison in our sales volume with our foodservice, restaurant, convenience store and non-essential
retail customers. However, if vaccination rates stagnate or more contagious strains of
COVID-19
develop, our sales to foodservice, restaurant and
non-essential
retail customers may decrease.
Also, during fiscal 2021, we have seen signs of a shortage in capacity in the transportation industry, which our transportation service providers believe is due, in part, to driver concerns related to the impacts of
COVID-19.
Compounding this driver shortage is an increase in demand driven by additional spending on consumer goods, which has led to periodic shortages of shipping container chassis and space on container ships and trains and capacity constraints at U.S. ports. This tightening in transportation capacity is expected to continue into fiscal 2022, has led to increased transportation costs and may lead to potential disruptions in service to our customers and from our suppliers.
The Company’s
COVID-19
crisis team continues to meet on a regular basis to discuss risks faced by the Company and mitigation strategies. We continue to follow recommendations made by state and federal regulators and health agencies to ensure the safety and health of our employees as those recommendations change and evolve. We update and enhance these measures as new guidance is provided. In addition, we extended personal time off for those employees who are ill or must self-quarantine and hosted several free, on-site
COVID-19
vaccination clinics for our employees and their family members.
We have worked closely with our domestic and global suppliers to source and maintain a consistent supply of raw materials, ingredients and packaging. To date, none of our manufacturing facilities have been significantly impacted by this pandemic. However, recent surges in
COVID-19
cases, especially in southern Vietnam from where most of our cashews are sourced and extensive lockdowns are in place, could have a negative impact on our operations if shipments of raw materials are delayed. We have contingency plans in place to help reduce the negative impact if one or more of our manufacturing facilities encounters a partial or full shut down.
Climate Change Impacts
Similar to other commodity dependent businesses, extreme weather events from climate change can have an unfavorable impact on our business. Floods, hurricanes, wildfires, tornadoes, blizzards, droughts, mudslides and extreme temperatures can affect our ability to obtain adequate (or acceptable quality) input fruit and nut material and manufacture products in our facilities. These extreme weather events can also have an adverse impact on the transportation industry and supply chains upon which we rely. Climate change can also result in unfavorable impacts that are unique to our business, especially for normal crop development. Below are some examples of essential weather conditions that must be presen
t for normal development of the crops from which we derive the major raw materials we use in our products.

•	Almonds, pecans and walnuts require a minimum of approximately 200, 250 and 700 chilling hours, respectively, during the winter to allow for an adequate amount of dormancy time so the tress can rest.

•	Peanuts require adequate rainfall or access to water for irrigation for the period starting about 7 weeks after planting and ending about 15 weeks after planting.

•	Cashews require a minimum of approximately 2,000 hours of sunlight per year. Sunlight is especially critical during the flowering period.

•
Almonds require bees for pollination. For bees to pollinate effectively during the bloom period, temperatures cannot be less than about 55 degrees Fahrenheit, winds cannot exceed about 15 MPH, and there must be little or no rainfall during that period.

•	Cranberries require adequate snow and ice coverage during the winter to protect vines from freezing.

•	Raisins require hot days (about 93 – 100 degrees Fahrenheit) and cool nights (about 55 – 65 degrees Fahrenheit) during the growing season for optimum quality and sugar levels.
The
non-occurrence
of these weather conditions and other essential weather conditions can result in smaller crops, crop failures, or quality failures, which can lead to increased acquisition costs and supply shortages. Should climate changes significantly alter weather patterns, some of these needed input products may not be available at all, which would have a materially adverse impact on our business.

Annual Highlights

•	Our net sales for fiscal 2021 decreased $21.6 million, or 2.5%, to $858.5 million compared to fiscal 2020.

•	Gross profit increased $9.2 million, and our gross profit margin, as a percentage of net sales, increased to 21.5% in fiscal 2021 from 20.0% in fiscal 2020.

•
Total operating expenses for fiscal 2021 increased $2.6 million, or 2.7%, to $99.8 million. Operating expenses, as a percentage of net sales, increased to 11.6% compared to 11.0% of net sales in fiscal 2020.

•	Diluted earnings per share increased approximately 10.2% compared to last fiscal year.

•	Our strong financial position allowed us to pay cash dividends of $57.5 million during fiscal 2021.

•	The total value of inventories on hand at the end of fiscal 2021 decreased $24.1 million, or 14.0%, in comparison to the total value of inventories on hand at the end of fiscal 2020.
We have seen acquisition costs for all major tree nuts decrease in the 2020 crop year (which falls into our 2021 fiscal year). While we completed our procurement of the current year crop of inshell walnuts during the second quarter of fiscal 2021, the total payments to our walnut growers were not determined until the third quarter of fiscal 2021, which is typical. The final prices paid to the walnut growers were based upon prevailing market prices and other factors, such as crop size and export demand. At June 24, 2021 there are no amounts due to walnut growers.
Results of Operations
The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2021 to fiscal 2020 and from fiscal 2020 to fiscal 2019.

	Percentage of Net Sales			Percentage Change
	Fiscal 2021	Fiscal 2020	Fiscal 2019	Fiscal 2021 vs. 2020	Fiscal 2020 vs. 2019
Net sales	100.0%	100.0%	100.0%	(2.5)%	0.4%
Gross profit	21.5	20.0	18.1	5.2	11.1
Selling expenses	7.3	6.7	7.1	6.3	(4.0)
Administrative expenses	4.3	4.3	4.3	(3.0)	(0.2)
Fiscal 2021 Compared to Fiscal 2020
Net Sales
Our net sales decreased 2.5% to $858.5 million for fiscal 2021 from $880.1 million for fiscal 2020. The decrease in net sales was primarily due to a 4.0% decline in the weighted average selling price per pound, which was attributable to lower selling prices for tree nuts as a result of lower commodity acquisition costs. The decline in the weighted average selling price per pound was partially offset by a 1.6% increase in sales volume, which is defined as pounds sold to customers.
The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments from gross sales to net sales, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2021	Fiscal 2020
Peanuts	19.3%	18.2%
Pecans	10.0	10.3
Cashews & Mixed Nuts	23.3	23.2
Walnuts	6.2	7.2
Almonds	10.8	14.7
Trail & Snack Mixes	24.7	21.1
Other	5.7	5.3

Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2021	Fiscal 2021 Percent of Total	Fiscal 2020	Fiscal 2020 Percent of Total	$ Change	Fiscal 2021 to Fiscal 2020 Percent Change
Consumer (1)	$686,049	79.9%	$673,989	76.6%	$12,060	1.8%
Commercial Ingredients	92,911	10.8	118,464	13.5	(25,553)	(21.6)
Contract Packaging	79,522	9.3	87,639	9.9	(8,117)	(9.3)

Total	$858,482	100.0%	$880,092	100.0%	$(21,610)	(2.5)%

(1)
Sales of branded products were approximately 24% and 27% of total consumer channel sales during fiscal 2021 and 2020, respectively.
Fisher
branded products were approximately 66% and 68% of branded sales during fiscal 2021 and 2020 respectively, with
Orchard Valley Harvest
branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased 1.8% in dollars and 6.4% in sales volume in fiscal 2021 compared to fiscal 2020. The sales volume increase was driven by an 9.0% increase in sales volume for private brand products, specifically trail mixes, snack mixes and snack nuts, from new distribution at existing customers, a shift in consumer preferences to lower priced private brand products and growth in snacking as many consumers continue to purchase food for consumption at home. Sales volume for
Fisher
snack nuts increased 12.0% due to increased promotional activity and increased sales of inshell peanuts to a major customer in preparation for our discontinuance of that product line. Sales volume of
Fisher
recipe nuts decreased 19.4% from lost distribution at three customers. Sales volume of
Orchard Valley Harvest
products decreased 10.3% due to lost distribution at two customers. Sales volume of
Southern Style Nuts
decreased 7.7% due to the discontinuance of an item at a major customer and a reduction in merchandising and promotional activity, which was offset in part by distribution gains with new customers.
Net sales in the commercial ingredients distribution channel decreased 21.6% in dollars and 13.9% in sales volume compared to fiscal 2020. The decrease in sales volume was primarily due to a 13.6% decrease in sales volume in our foodservice business and a decline in sales of peanut crushing stock to peanut oil processors. The sales volume decline in our foodservice business, despite the 117.1% increase in fourth quarter sales volume, resulted from a decline in air travel and nationwide restrictions on indoor restaurant dining, which were attributable to
COVID-19.
Net sales in the contract packaging distribution channel decreased 9.3% in dollars and 8.2% in sales volume in fiscal 2021 compared to fiscal 2020. The decline in sales volume was primarily attributable to the unfavorable impact of lower convenience store foot traffic on one customer’s business as a result of
COVID-19.
Gross Profit
Gross profit increased 5.2% to $185.0 million in fiscal 2021 from $175.8 million in fiscal 2020. Our gross profit margin, as a percentage of sales, increased to 21.5% for fiscal 2021 from 20.0% for fiscal 2020. The increases in gross profit and gross profit margin were mainly attributable to lower commodity acquisition costs for all major tree nuts and increased sales volume.
Operating Expenses
Total operating expenses for fiscal 2021 increased $2.6 million to $99.8 million. Operating expenses as a percent of net sales were 11.6% for fiscal 2021 and 11.0% for fiscal 2020. Operating expenses as a percent of net sales increased in fiscal 2021 as a result of a lower net sales base and an increase in total operating expenses. The increase in total operating expenses was mainly due to increases in freight, research and consulting, and compensation related expenses, which were partially offset by an increase in the gain on asset disposals and decreases in advertising and travel expenses.
Selling expenses for fiscal 2021 were $63.0 million, an increase of $3.7 million, or 6.3%, over the amount recorded for fiscal 2020. The increase was primarily driven by a $4.2 million increase in freight expense due to significantly higher freight rates compared to fiscal 2020 and, to a lesser extent, an increase in sales volume for our sales made on a delivered basis to customers, and a $1.1 million increase in consumer insight research and related consulting expense. These increases were partially offset by a $1.3 million decrease in advertising expense primarily due to less radio advertising and a $0.4 million decrease in travel expense due to
COVID-19
travel restrictions.
Administrative expenses for fiscal 2021 were $36.8 million, a decrease of $1.1 million, or 3.0%, from the amount recorded for fiscal 2020. The decrease was due to a $1.9 million increase in the gain on asset disposals, mainly resulting from a $2.3 million gain from the final insurance recovery recognized in the second quarter of fiscal 2021 for the Garysburg facility fire. This decrease was partially offset by a $0.6 million increase in compensation related expenses.

Income from Operations
Due to the factors discussed above, income from operations was $85.2 million, or 9.9% of net sales, for fiscal 2021, compared to $78.5 million, or 8.9% of net sales, for fiscal 2020.
Interest Expense
Interest expense was $1.4 million for fiscal 2021 compared to $2.0 million for fiscal 2020. The decrease in interest expense was due to lower average debt levels.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $1.4 million for fiscal 2021 compared to $1.6 million for fiscal 2020. The decrease during fiscal 2021 was due to less repair and maintenance expense.
Other Expense
Other expense consists of pension related expenses other than the service cost component and was $2.5 million and $2.3 million for fiscal 2021 and fiscal 2020, respectively.
Income Tax Expense
Income tax expense was $20.1 million, or 25.2% of income before income taxes, for fiscal 2021 compared to $18.6 million, or 25.6% of income before income taxes, for fiscal 2020.
Net Income
Net income was $59.7 million, or $5.19 basic and $5.17 diluted per common share, for fiscal 2021, compared to $54.1 million, or $4.72 basic and $4.69 diluted per common share, for fiscal 2020, due to the factors discussed above.
Fiscal 2020 Compared to Fiscal 2019
The discussion of our results of operations for the fiscal year ended June 25, 2020 compared to the fiscal year ended June 27, 2019 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form
10-K
for the year ended June 25, 2020 and such discussion is incorporated by reference herein.
Liquidity and Capital Resources
General
The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan through growing our branded and private label nut programs and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. See Part I, Item 1A — “Risk Factors” above. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products, increase our consumer insight capabilities and efforts, consummate strategic investments and business acquisitions, such as the 2018 acquisition of the Squirrel Brand business, reinvest in the Company through capital expenditures, develop new products, pay cash dividends and explore other growth strategies outlined in our Strategic Plan.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the last two fiscal years (dollars in thousands):

	June 24, 2021	June 25, 2020	2021 to 2020 $ Change
Operating activities	$104,697	$63,613	$41,084
Investing activities	(22,950)	(14,049)	(8,901)
Financing activities	(82,610)	(49,620)	(32,990)

Total change in cash	$(863)	$(56)	$(807)

Operating Activities.
Net cash provided by operating activities was $104.7 million in fiscal 2021, an increase of $41.1 million compared to fiscal 2020. The increase in operating cash flow was due to a decreased use of working capital for inventory, combined with a $5.6 million increase in net income driven by lower commodity acquisition costs for all major tree nuts compared to fiscal 2020. Inventories decreased $24.1 million in fiscal 2021 compared to a $15.0 million increase in inventories in fiscal 2020 which resulted in a net favorable change in cash of $39.1 million.
Total inventories were $148.0 million at June 24, 2021, a decrease of $24.1 million, or 14.0%, from the inventory balance at June 25, 2020. The decrease was primarily due to lower commodity acquisition costs for all major tree nuts and decreased quantities of peanuts, pecans and finished goods on hand, which was partially offset by increased quantities of walnuts on hand.
Raw nut and dried fruit input stocks, some of which are classified as work in process, decreased 8.6 million pounds, or 15.3%, at June 24, 2021 compared to June 25, 2020. The weighted average cost per pound of raw nut and dried fruit input stocks on hand at the end of fiscal 2021 fell by 11.9% compared to the end of fiscal 2020, primarily due to lower commodity acquisition costs for all major tree nuts.
Investing Activities.
Cash used in investing activities was $23.0 million in fiscal 2021. Capital expenditures accounted for a $25.2 million use of cash in fiscal 2021, which was offset in part by $2.5 million of proceeds from insurance recoveries related to a fire in our Garysburg, North Carolina facility.
Cash used in investing activities was $14.0 million in fiscal 2020. Capital expenditures accounted for a $15.0 million use of cash in fiscal 2020, which was offset in part by $1.1 million of proceeds from insurance recoveries related to the fire noted above.
We expect total capital expenditures for equipment purchases and upgrades, facility maintenance and food safety enhancements for fiscal 2022 to be approximately $18.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for capital expenditures.
Financing Activities.
Cash used in financing activities was $82.6 million during fiscal 2021. We paid dividends totaling $57.5 million in fiscal 2021. We repaid $5.3 million of long-term debt during fiscal 2021, $3.1 million of which was related to the Mortgage Facility (as defined below). There was a net decrease in borrowings outstanding under our Credit Facility of $18.4 million during fiscal 2021 which occurred, in part, as a result of the decrease in inventory.
Cash used in financing activities was $49.6 million during fiscal 2020. We paid dividends totaling $68.7 million in fiscal 2020. We repaid $7.7 million of long-term debt during fiscal 2020, $3.0 million of which was related to the Mortgage Facility. There was a net increase in borrowings outstanding under our Credit Facility of $27.0 million during fiscal 2020 which occurred, in part, as a result of the increase in inventory.
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
The Amended and Restated Credit Facility is secured by substantially all of our assets other than machinery and equipment, real property and fixtures and matures on March 5, 2025. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois and Gustine, California (the “Encumbered Properties”).
At June 24, 2021, the interest rate for the Credit Facility was at the Base Rate of 3.5%. There were no borrowings under LIBOR contracts due to the low borrowing levels against the Credit Facility and projected positive cash flow for July. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance
with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 24, 2021, we were in compliance with all covenants under the Credit Facility, and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At June 24, 2021, we had $104.6 million of available credit under the Credit Facility. If this entire amount were borrowed at June 24, 2021, we would still be in compliance with all restrictive covenants under the Credit Facility.
Mortgage Facility
The Mortgage Facility matures on March 1, 2023. On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum. Monthly principal payments on the Mortgage Facility in the amount of $0.3 million commenced on June 1, 2008.
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance
with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 24, 2021, we were in compliance with all covenants under the Mortgage Facility and a total principal amount of $5.8 million was outstanding.
Selma Property
In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The provisions of the arrangement are not eligible for sale-leaseback accounting, and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. The lease for the Selma Properties had an initial ten-year
term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions, and the payments are reassessed at the end of each five-year renewal option. The monthly payments will increase, beginning in September 2021, based on the change in the consumer price index in accordance with the lease. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the lessor at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. At June 24, 2021, $8.9 million of the debt obligation was outstanding.
Squirrel Brand Seller-Financed Note
In November 2017 we completed the
Squirrel Brand
acquisition. The Acquisition was financed by a combination of cash (drawn under the Credit Facility) and a three-year seller-financed note of $11.5 million, which was repaid in full during the second quarter of fiscal 2021.

Off-Balance
Sheet Arrangements
As of June 24, 2021, we were not involved in any
off-balance
sheet arrangements, as defined in Item 303(a)(4)(ii) of
Regulation S-K
promulgated by the SEC.
Contractual Cash Obligations
At June 24, 2021, we had the following contractual cash obligations for long-term debt (including scheduled interest payments), operating leases, the Credit Facility, purchase obligations, retirement plans and other long-term liabilities (amounts in this subsection in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$19,831	$4,793	$5,312	$2,727	$6,999
Minimum operating lease commitments	3,739	1,545	1,865	325	4
Revolving credit facility borrowings	8,653	8,653	—	—	—
Purchase obligations (2)	240,492	240,492	—	—	—
Retirement plans (3)	35,628	709	1,465	2,775	30,679
Other	284	94	98	52	40

Total contractual cash obligations	$308,627	$256,286	$8,740	$5,879	$37,722

(1)	See Note 7 — “Long-Term Debt” of the Notes to Consolidated Financial Statements for further detail on the Company’s long-term debt obligations.
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
The most significant assumption for pension plan accounting is the discount rate. We select a discount rate each year (as of our fiscal year-end
measurement date) for our plan based upon a hypothetical corporate bond portfolio for which the cash flows match the year-by-year
projected benefit cash flows for our pension plan. The hypothetical bond portfolio is comprised of high-quality fixed income debt securities (usually Moody’s Aa3 or higher) available at the measurement date. Based on this information, the discount rate selected by us for determination of pension expense was 2.69% for fiscal 2021, 3.56% for fiscal 2020, and 4.14% for fiscal 2019. A
25-basis
point increase or decrease in our discount rate assumption for fiscal 2021 would have resulted in an immaterial change in our pension expense for fiscal 2021. For our year-end
pension obligation determination, we selected discount rates of 2.89% and 2.69% for fiscal years 2021 and 2020, respectively.

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
We are unable to engage in hedging activity related to commodity prices, because there are no established futures markets for nuts; therefore, we can only attempt to pass on the commodity cost increases in the form of price increases to our customers. A hypothetical 1% increase in material costs, without a corresponding price increase, would have decreased gross profit approximately $5.3 million for fiscal 2021. See Part I, Item 1A — “Risk Factors” for a further discussion of the risks and uncertainties related to commodity prices of raw materials and the impact thereof on our business.
Approximately 34% of the dollar value of our total nut purchases for fiscal 2021 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country from where the nuts are purchased, or to other major foreign currencies such as the euro.
We are exposed to interest rate risk on our Credit Facility, our only variable rate credit facility, because we have not entered into any hedging instruments which fix the floating rate or offset an increase in the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had less than a $0.1 million impact on our net income and cash flows from operating activities for fiscal 2021.

Item 8 — Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of John B. Sanfilippo & Son, Inc. and its subsidiaries (the “Company”) as of June 24, 2021 and June 25, 2020, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended June 24, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 24, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 24, 2021 and June 25, 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 24, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 24, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of the Projected Benefit Obligation related to the Supplemental Employee Retirement Plan (SERP)
As described in Note 14 to the consolidated financial statements, the Company’s projected benefit obligation related to the SERP is $35.5 million as of June 24, 2021. The SERP is an unfunded, non-qualified
benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. Benefits paid to retirees are based on age at retirement, years of credited service, and average compensation. The most significant assumption related to the Company’s SERP is the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future.
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
August 18, 2021
We have served as the Company’s auditor since 1982.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 24, 2021 and June 25, 2020
(dollars in thousands, except share and per share amounts)

	June 24, 2021	June 25, 2020
ASSETS
CURRENT ASSETS:
Cash	$672	$1,535
Accounts receivable, less allowance for doubtful accounts of $291 and $391, respectively	66,334	56,953
Inventories	147,998	172,068
Prepaid expenses and other current assets	8,568	8,315
Assets held for sale	1,595	—

TOTAL CURRENT ASSETS	225,167	238,871

PROPERTY, PLANT AND EQUIPMENT:
Land	9,150	9,285
Buildings	102,666	110,294
Machinery and equipment	225,529	218,021
Furniture and leasehold improvements	5,287	5,179
Vehicles	614	682
Construction in progress	12,301	2,244

	355,547	345,705
Less: Accumulated depreciation	238,471	239,013

	117,076	106,692
Rental investment property, less accumulated depreciation of $12,825 and $12,018, respectively	16,298	17,105

TOTAL PROPERTY, PLANT AND EQUIPMENT	133,374	123,797

OTHER LONG TERM ASSETS:
Intangible assets, net	9,961	12,125
Cash surrender value of officers’ life insurance and other assets	10,732	11,875
Deferred income taxes	6,087	6,788
Goodwill	9,650	9,650
Operating lease right-of-use assets	3,484	4,351

TOTAL ASSETS	$398,455	$407,457

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 24, 2021 and June 25, 2020
(dollars in thousands, except share and per share amounts)

	June 24, 2021	June 25, 2020
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$8,653	$27,008
Current maturities of long-term debt, including related party debt of $627 and $585, respectively and net of unamortized debt issuance costs of $15 and $25, respectively	3,875	5,285
Accounts payable	48,861	36,323
Bank overdraft	1,093	2,041
Accrued payroll and related benefits	24,109	25,641
Other accrued expenses	13,613	15,870

TOTAL CURRENT LIABILITIES	100,204	112,168

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $8,320 and $8,947, respectively and net of unamortized debt issuance costs of $4 and $19, respectively	10,855	14,730
Retirement plan	34,919	31,573
Long-term operating lease liabilities, net of current portion	2,103	2,990
Other	7,880	7,758

TOTAL LONG-TERM LIABILITIES	55,757	57,051

TOTAL LIABILITIES	155,961	169,219

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $ .01 p ar value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,988,812 and 8,939,890 shares issued, respectively	90	89
Capital in excess of par value	126,271	123,899
Retained earnings	126,336	124,058
Accumulated other comprehensive loss	(9,025)	(8,630)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	242,494	238,238

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$398,455	$407,457

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended June 24, 2021, June 25, 2020 and June 27, 2019
(dollars in thousands, except share and per share amounts)

	Year Ended June 24, 2021	Year Ended June 25, 2020	Year Ended June 27, 2019
Net sales	$858,482	$880,092	$876,201
Cost of sales	673,495	704,317	717,931

Gross profit	184,987	175,775	158,270

Operating expenses:
Selling expenses	63,020	59,312	61,756
Administrative expenses	36,789	37,916	37,990

Total operating expenses	99,809	97,228	99,746

Income from operations	85,178	78,547	58,524

Other expense:
Interest expense including $653, $821 and $1,143 to related parties, respectively	1,441	2,005	3,060
Rental and miscellaneous expense, net	1,399	1,565	1,089
Other expense	2,519	2,266	1,947

Total other expense, net	5,359	5,836	6,096

Income before income taxes	79,819	72,711	52,428
Income tax expense	20,078	18,601	12,962

Net income	59,741	54,110	39,466
Other comprehensive loss, net of tax:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	1,229	1,016	778
Net actuarial loss arising during the period	(1,624)	(4,345)	(1,922)

Other comprehensive loss, net of tax	(395)	(3,329)	(1,144)

Comprehensive income	$59,346	$50,781	$38,322

Net income per common share — basic	$5.19	$4.72	$3.45

Net income per common share — diluted	$5.17	$4.69	$3.43

Cash dividends declared per share	$5.00	$6.00	$2.55

Weighted average shares outstanding — basic	11,500,494	11,463,968	11,430,174

Weighted average shares outstanding — diluted	11,559,280	11,536,791	11,501,412

The accompanying notes are an integral part of these consolidated financial statements

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 24, 2021, June 25, 2020 and June 27, 2019
(dollars in thousands, except per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 28, 2018	2,597,426	$26	8,865,475	$89	$119,952	$127,320	$(3,181)	$(1,204)	$243,002
Net income						39,466			39,466
Cash dividends ($2.55 per common share)						(29,074)			(29,074)
Pension liability amortization, net of income tax expense of $274							778		778
Pension liability adjustment, net of income tax benefit of $675							(1,922)		(1,922)
Equity award exercises, net of shares withheld for employee taxes			43,931	—	(339)				(339)
Stock-based compensation expense					2,644				2,644

Balance, June 27, 2019	2,597,426	$26	8,909,406	$89	$122,257	$137,712	$(4,325)	$(1,204)	$254,555
Net income						54,110			54,110
Cash dividends ($6.00 per common share)						(68,740)			(68,740)
Pension liability amortization, net of income tax expense of $358							1,016		1,016
Pension liability adjustment, net of income tax benefit of $1,527							(4,345)		(4,345)
Equity award exercises, net of shares withheld for employee taxes			30,484	—	(830)				(830)
Impact of adopting ASU 2018-02						976	(976)		0
Stock-based compensation expense					2,472				2,472

Balance, June 25, 2020	2,597,426	$26	8,939,890	$89	$123,899	$124,058	$(8,630)	$(1,204)	$238,238
Net income						59,741			59,741
Cash dividends ($5.00 per common share)						(57,463)			(57,463)
Pension liability amortization, net of income tax expense of $432							1,229		1,229
Pension liability adjustment, net of income tax benefit of $571							(1,624)		(1,624)
Equity award exercises, net of shares withheld for employee taxes			48,922	1	(536)				(535)
Stock-based compensation expense					2,908				2,908

Balance, June 24, 2021	2,597,426	$26	8,988,812	$90	$126,271	$126,336	$(9,025)	$(1,204)	$242,494

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 24, 2021, June 25, 2020 and June 27, 2019
(dollars in thousands)

	Year Ended June 24, 2021	Year Ended June 25, 2020	Year Ended June 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,741	$54,110	$39,466
Depreciation and amortization	18,308	17,934	17,045
Gain on disposition of properties, net	(2,717)	(844)	(164)
Deferred income tax expense (benefit)	840	104	(298)
Stock-based compensation expense	2,908	2,472	2,644
Change in assets and liabilities:
Accounts receivable, net	(9,391)	4,015	4,447
Inventories	24,070	(15,044)	17,338
Prepaid expenses and other current assets	(253)	(2,668)	(470)
Accounts payable	11,442	(6,721)	(16,958)
Accrued expenses	(1,487)	2,898	15,784
Income taxes receivable/payable	(2,302)	4,154	2,348
Other long-term liabilities	(765)	(887)	711
Other long-term assets	1,481	1,749	(404)
Other, net	2,822	2,341	1,970

Net cash provided by operating activities	104,697	63,613	83,459

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(25,176)	(15,022)	(15,075)
Proceeds from insurance recoveries	2,506	1,109	429
Other, net	(280)	(136)	32

Net cash used in investing activities	(22,950)	(14,049)	(14,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term (repayments) borrowings	(18,355)	27,008	(31,278)
Debt issue costs	—	(459)	—
Principal payments on long-term debt	(5,309)	(7,739)	(6,851)
(Decrease) increase in bank overdraft	(948)	1,140	(1,161)
Dividends paid	(57,463)	(68,740)	(29,074)
Proceeds from the exercise of stock options	—	4	—
Taxes paid related to net share settlement of equity awards	(535)	(834)	(339)

Net cash used in financing activities	(82,610)	(49,620)	(68,703)

NET (DECREASE) INCREASE IN CASH	(863)	(56)	142
Cash, beginning of period	1,535	1,591	1,449

Cash, end of period	$672	$1,535	$1,591

Supplemental disclosures of cash flow information:
Interest paid	$1,319	$1,954	$2,872
Income taxes paid, excluding refunds of $545, $18, and $16, respectively	21,967	14,415	10,883
Supplemental disclosure of non-cash activities:
Right-of-use assets recognized at ASU No. 2016-02 transition	—	5,361	—
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
Management Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include reserves for customer deductions, the quantity of bulk inventories, the evaluation of recoverability of long-lived assets, and the assumption used in estimating the annual discount rate utilized in determining the retirement plan liability. Actual results could differ from those estimates, particularly due to any further impact of
COVID-19
and its variants on the Company and its customers.
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
Depreciation expense for the last three fiscal years is as follows:

	Year Ended June 24, 2021	Year Ended June 25, 2020	Year Ended June 27, 2019
Depreciation expense	$16,144	$15,433	$14,017

Cost is depreciated using the straight-line method over the following estimated useful lives:

Classification	Estimated Useful Lives
Buildings	10 to 40 years
Machinery and equipment	5 to 10 years
Furniture and leasehold improvements	5 to 10 years
Vehicles	3 to 5 years
Computers and software	3 to 10 years
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
Under the goodwill qualitative assessment, various events and circumstances that would affect the estimated fair value of our single reporting unit are identified (similar to impairment indicators above). During fiscal 2021 we elected to perform a qualitative impairment test which showed no indicators of goodwill impairment.
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
Elgin Rental Property
In April 2005, we acquired property to be used for the Elgin Site. Two buildings are located on the Elgin Site, one of which is an office building. Approximately 70% of the rentable area in the office building is currently vacant. Approximately 29% of the rentable area has not been built-out.
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
The carrying values of cash, trade accounts receivable and accounts payable approximate their fair values at June 24, 2021 and June 25, 2020 because of the short-term maturities and nature of these balances.
The carrying value of our Credit Facility (as defined in Note 6 — “Revolving Credit Facility” below) borrowings approximates fair value at June 24, 2021 because interest rates on this instrument approximate current market rates (Level 2 criteria), the short-term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	June 24, 2021	June 25, 2020
Carrying value of long-term debt:	$14,749	$20,059
Fair value of long-term debt:	16,210	20,186
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
Significant Customers and Concentration of Credit Risk
The highly competitive nature of our business provides an environment for the loss of customers and the opportunity to gain new customers. We are subject to concentrations of credit risk, primarily in trade accounts receivable, and we attempt to mitigate this risk through our credit evaluation process, collection terms and through geographical dispersion of sales. Sales to two customers exceeded 10% of net sales during fiscal 2021, fiscal 2020 and fiscal 2019. In total, sales to these customers represented approximately 48%, 45% and 43% of our net sales in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. In total, net accounts receivable from these customers were 46% and 44% of net accounts receivable at June 24, 2021 and June 25, 2020, respectively.
Marketing and Advertising Costs
Marketing and advertising costs, including consumer insight research and related consulting expenses, are incurred to promote and support branded products in the consumer distribution channel. These costs are generally expensed as incurred, recorded in selling expenses and were as follows for the last three fiscal years:

	Year ended June 24, 2021	Year ended June 25, 2020	Year ended June 27, 2019
Marketing and advertising expense	$9,172	$8,997	$11,936

Shipping and Handling Costs
Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. Shipping and handling costs for the last three fiscal years were as follows:

	Year ended June 24, 2021	Year ended June 25, 2020	Year ended June 27, 2019
Shipping and handling costs	$26,456	$21,613	$23,086

Research and Development Expenses
Research and development expense represents the cost of our research and development personnel and their related expenses and is charged to selling expenses as incurred. Research and development expenses for the last three fiscal years were as follows:

	Year ended June 24, 2021	Year ended June 25, 2020	Year ended June 27, 2019
Research and development expense	$2,000	$999	$892

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
We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 24, 2021, we believe that our deferred tax assets are fully realizable.

Earnings per Share
Basic earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock.
The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	Year ended June 24, 2021	Year ended June 25, 2020	Year ended June 27, 2019
Weighted average number of shares outstanding — basic	11,500,494	11,463,968	11,430,174
Effect of dilutive securities:
Stock options and restricted stock units	58,786	72,823	71,238

Weighted average number of shares outstanding — diluted	11,559,280	11,536,791	11,501,412

The following table presents a summary of anti-dilutive awards excluded from the computation of diluted earnings per share:

	Year ended June 24, 2021	Year ended June 25, 2020	Year ended June 27, 2019
Weighted average number of anti-dilutive shares:	—	7,010	—
Weighted average exercise price per share:	$—	$90.26	$—
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
In August 2018, the FASB issued ASU
No. 2018-14
“
Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic
715-20):
Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans
”. The amendments in this Update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this Update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU
No. 2018-14
was adopted on a retrospective basis to all periods presented in the first quarter of fiscal 2021 and did not have a material impact on our Consolidated Financial Statements.

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
In August 2020, the SEC issued Release
No. 33-10825,
Modernization of Regulation
S-K
Items 101, 103 and 105,
which modernizes the description of business, legal proceedings and risk factor disclosures. These rules amend certain SEC disclosure requirements to improve disclosure for investors and to simplify compliance for registrants, including new requirements for human capital disclosures and a summary of risk factors, if the page-length requirement for a summary is met. The Company has adopted the provisions of this new rule beginning with the 2021 Annual Report on Form
10-K.
The adoption only impacted the Company’s disclosures and did not impact the consolidated financial statements.
The following recent accounting pronouncements have not yet been adopted:
In March 2020, the FASB issued ASU
No. 2020-04
“
Reference Rate Reform (Topic 848)
”. The amendments in this Update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update are effective upon issuance and can be taken at any point in time (at the beginning of an interim period) through December 31, 2022. We do not expect this accounting Update to have a material impact on our Consolidated Financial Statements.
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

Contract Balances
Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. The contract asset balance at June 24, 2021 is $74 and is recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. There was no contract asset balance at June 25, 2020. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.
Contract Costs
The Company does not incur significant fulfillment costs requiring capitalization.
Disaggregation of Revenue
Revenue disaggregated by distribution channel is as follows:

	For the Year Ended
Distribution Channel	June 24, 2021	June 25, 2020
Consumer	$686,049	$673,989
Commercial Ingredients	92,911	118,464
Contract Packaging	79,522	87,639

Total	$858,482	$880,092

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
non-lease
components for all leases.
The following table provides supplemental information related to operating lease right-of-use
assets and liabilities:

	June 24, 2021	June 25, 2020	Affected Line Item in Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$3,484	$4,351	Operating lease right-of-use assets

Total lease right-of-use assets	$3,484	$4,351

Liabilities
Current:
Operating leases	$1,430	$1,376	Other accrued expenses
Noncurrent:
Operating leases	2,103	2,990	Long-term operating lease liabilities

Total lease liabilities	$3,533	$4,366

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Year Ended June 24, 2021	For the Year Ended June 25, 2020
Operating lease costs (a)	$1,841	$1,701
Variable lease costs (b)	71	63

Total Lease Cost	$1,912	$1,764

(a)	Includes short-term leases which are immaterial.
(b)	Variable lease costs consist of sales tax.
Rental expense under operating leases agreements was $1,981 in fiscal year 2019.
Supplemental cash flow and other information related to leases was as follows:

	For the Year Ended June 24, 2021	For the Year Ended June 25, 2020
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$1,562	$1,545
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$574	$393

	June 24, 2021	June 25, 2020
Weighted Average Remaining Lease Term (in years)	2.8	3.4
Weighted Average Discount Rate	4.3%	4.4%
Maturities of operating lease liabilities as of June 24, 2021 are as follows:

Fiscal year ending
June 30, 2022	$1,545
June 29, 2023	1,254
June 27, 2024	611
June 26, 2025	248
June 25, 2026	77
Thereafter	4

Total lease payments	3,739
Less imputed interest	(206)

Present value of operating lease liabilities	$3,533

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
non-lease
components such as recurring utility and storage fees. Leases between related parties are immaterial.

Leasing revenue is as follows:

	For the Year Ended June 24, 2021	For the Year Ended June 25, 2020
Lease income related to lease payments	$1,827	$1,967
Gross rental income was $1,978 in fiscal year 2019.
The future minimum, undiscounted fixed cash flows under
non-cancelable
tenant operating leases for each of the next five years and thereafter is presented below.

Fiscal year ending
June 30, 2022	$1,750
June 29, 2023	1,794
June 27, 2024	1,818
June 26, 2025	1,228
June 25, 2026	670
Thereafter	614

$7,874

NOTE 4 — INVENTORIES
Inventories consist of the following:

	June 24, 2021	June 25, 2020
Raw material and supplies	$64,219	$69,276
Work-in-process and finished goods	83,779	102,792

	$147,998	$172,068

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS
Intangible assets subject to amortization consist of the following:

	June 24, 2021	June 25, 2020
Customer relationships	$21,100	$21,100
Non-compete agreements	270	270
Brand names	16,990	16,990

Total intangible assets, gross	38,360	38,360

Less accumulated amortization:
Customer relationships	(17,643)	(16,223)
Non-compete agreements	(194)	(139)
Brand names	(10,562)	(9,873)

Total accumulated amortization	(28,399)	(26,235)

Net intangible assets	$9,961	$12,125

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

Total amortization expense related to intangible assets, which is classified in administrative expense in the Consolidated Statement of Comprehensive Income, was as follows for the last three fiscal years:

	Year ended June 24, 2021	Year ended June 25, 2020	Year ended June 27, 2019
Amortization of intangible assets	$2,164	$2,501	$3,028

Expected amortization expense the next five fiscal years is as follows:

Fiscal year ending
June 30, 2022	1,896
June 29, 2023	1,657
June 27, 2024	1,414
June 26, 2025	1,156
June 25, 2026	861
Our net goodwill of $9,650 relates entirely to the Squirrel Brand acquisition completed in fiscal 2018. The changes in the carrying amount of goodwill during the two fiscal years ended June 24, 2021 are as follows:

Gross goodwill balance at June 28, 2019	$18,416
Accumulated impairment losses	(8,766)

Net balance at June 28, 2019	9,650
Fiscal 2020 and 2021 activity	—

Balance at June 24, 2021	$9,650

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
At June 24, 2021, the interest rate for the Credit Facility was at the Base Rate of 3.5%. There were no borrowings under LIBOR contracts due to the low borrowing levels against the Credit Facility and projected positive cash flow for July. At June 25, 2020, the weighted average interest rate for the Credit Facility was 2.40%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25,000, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance
with the financial covenant or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 24, 2021, we were in compliance with the financial covenant under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the next twelve months. At June 24, 2021, we had $104,561 of available credit under the Credit Facility which reflects borrowings of $8,653 and reduced availability as a result of $4,286 in outstanding letters of credit. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

NOTE 7 — LONG-TERM DEBT
Long-term debt consists of the following:

	June 24, 2021	June 25, 2020
Mortgage Facility (“Tranche A”), collateralized by real property, due in monthly installments of $230 including interest at 4.25% per annum with a final payment due March 1, 2023	$4,642	$7,144
Mortgage Facility (“Tranche B”), collateralized by real property, due in monthly installments of $57 including interest at 4.25% per annum with a final payment due March 1, 2023	1,160	1,786
Squirrel Brand Seller-Financed Note (“Promissory Note”), unsecured, due in monthly principal installments of $319 plus interest at 5.5% per annum beginning in January 2018 through November 30, 2020	—	1,597
Selma, Texas facility financing obligation to related parties, due in monthly installments of $103 through September 1, 2021 and $ 114 through September 1, 2026	8,947	9,532
Unamortized debt issuance costs	(19)	(44)

	14,730	20,015
Less: Current maturities, net of unamortized debt issuance costs	(3,875)	(5,285)

Total long-term debt, net of unamortized debt issuance costs	$10,855	$14,730

On February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36,000 (“Tranche A”) and the other in the amount of $9,000 (“Tranche B”), for an aggregate amount of $45,000 (the “Mortgage Facility”). The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois and Gustine, California (the “Encumbered Properties”). On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum.
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110,000 and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance
with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 24, 2021, we were in compliance with all financial covenants under the Mortgage Facility. The carrying amount of assets pledged as collateral for the Mortgage Facility was approximately $62,348 at June 24, 2021.
In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14,300 and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties had an initial ten-year
term at a fair market value rent with three five-year renewal options. In September 2015, we signed a lease renewal which exercised two five-year renewal options and extended the term of our Selma lease to September 18, 2026. The lease extension also reduced the base monthly lease amount to $103, beginning in September 2016. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments will increase to $114 beginning in September 2021. One five-year renewal option remains. Also, we currently have the option to purchase the properties from the lessor at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14,300 purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby the purchase price was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. The balance of the debt obligation outstanding at June 24, 2021 was $8,947.
In
November 2017
, we completed the Squirrel Brand acquisition which was financed by a combination of cash (drawn under the Credit Facility) and a three-year seller-financed note for $11,500. The principal owner and seller of the Squirrel Brand business was subsequently appointed as an executive officer of the Company and was considered a related party until the employment of this executive officer with the Company ceased in the second quarter of fiscal 2020. During fiscal 2021, the Promissory Note was paid in full. Interest paid on the Promissory Note while the former executive officer was a related party was $127 for the fiscal year ended June 25, 2020 and $413 for the fiscal year ended June 27, 2019.

Aggregate maturities of long-term debt are as follows for the fiscal years ending:

June 30, 2022	3,890
June 29, 2023	3,213
June 27, 2024	722
June 26, 2025	775
June 25, 2026	831
Thereafter	5,318

$14,749

NOTE 8 — INCOME TAXES
The provision for income taxes is based entirely on income before income taxes earned in the United States, and is as follows for the last three fiscal years:

	For the Year Ended:
	June 24, 2021	June 25, 2020	June 27, 2019
Current:
Federal	$15,228	$14,588	$10,309
State	4,010	3,909	2,951

Total current expense	19,238	18,497	13,260
Deferred:
Deferred federal	891	137	395
Deferred state	(51)	(33)	(693)

Total deferred expense (benefit)	840	104	(298)

Total income tax expense	$20,078	$18,601	$12,962

The reconciliations of income taxes at the statutory federal income tax rate to income tax expense reported in the Consolidated Statements of Comprehensive Income for the last three fiscal years are as follows:

	June 24, 2021	June 25, 2020	June 27, 2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.9	4.2	3.1
Section 162(m) limitation	1.1	1.2	1.1
Research and development tax credit	(0.5)	(0.3)	(0.3)
Windfall tax benefits	(0.4)	(0.4)	(0.2)
Uncertain tax positions	0.1	—	0.1
Other	—	(0.1)	(0.1)

Effective tax rate	25.2%	25.6%	24.7%

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Deferred tax assets and liabilities are comprised of the following:

	June 24, 2021	June 25, 2020
Deferred tax assets (liabilities):
Accounts receivable	$349	$355
Employee compensation	1,338	1,534
Inventory	198	189
Depreciation and amortization	(12,456)	(11,260)
Capitalized leases	1,159	1,145
Goodwill and intangible assets	2,500	2,885
Retirement plan	9,242	8,373
Workers’ compensation	1,991	1,932
Share based compensation	1,397	1,344
Other	369	291

Net deferred tax asset	6,087	6,788

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
For the years ending June 24, 2021 and June 25, 2020, unrecognized tax benefits and accrued interest and penalties were $321 and $204. Accrued interest and penalties related to uncertain tax positions are not material for any periods presented. Interest and penalties within income tax expense were not material for any period presented. The total gross amounts of unrecognized tax benefits were $326 and $203 at June 24, 2021 and June 25, 2020, respectively.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 24, 2021	June 25, 2020	June 27, 2019
Beginning balance	$203	$240	$207
Gross increases — tax positions in prior year	49	16	—
Gross decreases — tax positions in prior year	—	(24)	(6)
Settlements	—	—	—
Gross increases — tax positions in current year	110	60	39
Lapse of statute of limitations	(36)	(89)	—

Ending balance	$326	$203	$240

Unrecognized tax benefits, that if recognized, would affect the annual effective tax rate on income from continuing operations, are as follows:

	June 24, 2021	June 25, 2020	June 27, 2019
Unrecognized tax benefits that would affect annual effective tax rate	$311	$196	$217
During fiscal 2021, the change in unrecognized tax benefits due to statute expiration was not material. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

We file income tax returns with federal and state tax authorities within the United States of America. Our federal and Illinois tax returns are open for audit for fiscal 2018 through 2020. Our California tax returns for fiscal 2017 through 2020 are open for audit. No other tax jurisdictions are material to us.
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
NOTE 11 — STOCK-BASED COMPENSATION PLANS
At our annual meeting of stockholders on October 29, 2014, our stockholders approved a new equity incentive plan (the “2014 Omnibus Plan”) under which awards of options and other stock-based awards may be made to employees, officers or non-employee
directors of our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards thereunder, which may be in the form of options, restricted stock, RSUs, stock appreciation rights (“SARs”), performance shares, performance units, Common Stock or dividends and dividend equivalents. As of June 24, 2021, there were 645,841 shares of Common Stock that remained authorized for future grants of awards, subject to the limitations set below. Under the terms of the Omnibus Plan, the total number of shares of Common Stock with respect to which options or SARs may be granted in any calendar year to any participant may not exceed 500,000 shares (this limit applies separately with respect to each type of award). Additionally, under the terms of the 2014 Omnibus Plan, for awards of restricted stock, RSUs, performance shares or other stock-based awards that are intended to qualify as performance-based compensation: (i) the total number of shares of Common Stock that may be granted in any calendar year to any participant may not exceed 250,000 shares (this limit applies separately to each type of award) and (ii) the maximum amount that may be paid to any participant for awards that are payable in cash or property other than Common Stock in any calendar year is $5,000. During fiscal 2017, the Board of Directors adopted an equity grant cap which further restricted the number of awards that could be made to any one participant or in the aggregate. The equity grant cap limited the number of awards to 250,000 awards to all participants and 20,000 awards to any one participant in a fiscal year. Except as set forth in the 2014 Omnibus Plan, RSUs have vesting periods of three years for awards to employees and one year for awards to non-employee
members of the Board of Directors. Recipients of RSUs have the option to defer receipt of vested shares until a specified later date, typically soon after separation from the Company. The exercise price of stock options is determined as set forth in the 2014 Omnibus Plan by the Compensation Committee of our Board of Directors and must be at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 2014 Omnibus Plan, stock options expire upon termination of employment or directorship, as applicable. Stock options granted under the 2014 Omnibus Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they were granted. We issue new shares of Common Stock upon the vesting of RSUs and upon exercise of stock options.
The fair value of RSUs is generally determined based on the market price of our Common Stock on the date of grant. The fair value of RSUs granted for the years ended June 24, 2021, June 25, 2020 and June 27, 2019 was $3,829, $3,528 and $3,334, respectively.

The following is a summary of RSU activity for the year ended June 24, 2021:

Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at June 25, 2020	166,879	$51.62
Granted	55,404	69.12
Vested (a)	(55,826)	48.46
Forfeited	(6,611)	69.35

Outstanding at June 24, 2021	159,846	$58.05

(a)	The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.
At June 24, 2021 there were 51,069 RSUs outstanding that were vested but deferred. At June 25, 2020 there were 57,871 RSUs outstanding that were vested but deferred. The non-vested
RSUs at June 24, 2021 will vest over a weighted-average period of 1.4 years. The fair value of RSUs that vested for the years ended June 24, 2021, June 25, 2020 and June 27, 2019 was $2,706, $2,321 and $2,744, respectively.
The following table summarizes compensation cost charged to earnings for all equity compensation plans and the total income tax benefit recognized for the last three fiscal years:

	Year ended June 24, 2021	Year ended June 25, 2020	Year ended June 27, 2019
Compensation cost charged to earnings	$2,908	$2,472	$2,644
Income tax benefit recognized	727	618	661
At June 24, 2021, there was $3,770 of total unrecognized compensation cost related to non-vested
share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted-average period of 1.4 years.
NOTE 12 — CASH DIVIDENDS
Our Board of Directors declared the following cash dividends payable in fiscal 2021 and fiscal 2020:

Declaration Date	Record Date	Dividend Per Share (a)	Total Amount	Payment Date
January 27, 2021	February 26, 2021	$2.50	$28,778	March 16, 2021
July 9, 2020	August 7, 2020	$2.50	$28,685	August 21, 2020
April 29, 2020	May 27, 2020	$1.00	$11,472	June 17, 2020
October 29, 2019	November 26, 2019	$2.00	$22,947	December 10, 2019
July 10, 2019	August 6, 2019	$3.00	$34,321	August 20, 2019

(a)	The dividends declared on July 10, 2019 and July 9, 2020 include both the annual and special dividend declared on such date.
On July 8, 2021, our Board of Directors declared a special cash dividend of $2.30 per share and a regular annual cash dividend of $0.70 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company. Refer to Note 20 — “Subsequent Event” below.

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

	Year ended June 24, 2021	Year ended June 25, 2020	Year ended June 27, 2019
401(k) plan expense	$2,119	$2,116	$2,040
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
The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 24, 2021	June 25, 2020
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$32,204	$25,382
Service cost	944	712
Interest cost	858	892
Actuarial loss	2,195	5,872
Benefits paid	(654)	(654)

Projected benefit obligation at end of year	$35,547	$32,204

The accumulated benefit obligation, which represents benefits earned up to the measurement date, was $28,927 and $25,839 at June 24, 2021 and June 25, 2020, respectively.
Components of the actuarial loss portion of the change in projected benefit obligation are presented below for the fiscal years ended:

	June 24, 2021	June 25, 2020	June 27, 2019
Actuarial Loss
Change in assumed pay increases	$3,319	$2,352	$293
Change in discount rate	(1,134)	4,285	2,174
Change in mortality assumptions	(329)	(1,083)	(69)
Other	339	318	199

Actuarial loss	$2,195	$5,872	$2,597

The components of the net periodic pension cost are as follows for the fiscal years ended:

	June 24, 2021	June 25, 2020	June 27, 2019
Service cost	$944	$712	$610
Interest cost	858	892	895
Recognized loss amortization	1,183	417	95
Prior service cost amortization	478	957	957

Net periodic pension cost	$3,463	$2,978	$2,557

The most significant assumption related to our SERP is the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future.

We used the following assumptions to calculate the benefit obligation of our SERP as of the following dates:

	June 24, 2021	June 25, 2020
Discount rate	2.89%	2.69%
Average rate of compensation increases	3.38%	3.38%
Bonus payment	45% - 110% of base, paid 4 of 5 years	60% - 95% of base, paid 4 of 5 years
We used the following assumptions to calculate the net periodic costs of our SERP as follows for the fiscal years ended:

	June 24, 2021	June 25, 2020	June 27, 2019
Discount rate	2.69%	3.56%	4.14%
Rate of compensation increases	3.38%	4.13%	3.38%
Mortality	Pri-2012 white collar with MP- 2019 scale	RP-2014 white collar with MP- 2018 scale	RP-2014 white collar with MP- 2017 scale
Bonus payment	60% - 95% of base, paid 4 of 5 years	60% - 85% of base, paid 4 of 5 years	60% - 85% of base, paid 4 of 5 years
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
The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal year
2022	$628
2023	762
2024	703
2025	1,420
2026	1,355
2027 — 2031	8,404
At June 24, 2021 and June 25, 2020, the current portion of the SERP liability was $628 and $631, respectively, and recorded in the caption “Accrued payroll and related benefits” on the Consolidated Balance Sheets.
The following table presents the components of AOCL that have not yet been recognized in net pension expense:

	June 24, 2021	June 25, 2020
Unrecognized net loss	$(11,921)	$(10,909)
Unrecognized prior service cost	—	(478)
Tax effect	2,896	2,757

Net amount unrecognized	$(9,025)	$(8,630)

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the last two fiscal years. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	Year Ended June 24, 2021	Year Ended June 25, 2020
Balance at beginning of period	$(8,630)	$(4,325)
Other comprehensive loss before reclassifications	(2,195)	(5,872)
Amounts reclassified from accumulated other comprehensive loss	1,661	1,374
Tax effect	139	1,169

Net current-period other comprehensive loss	(395)	(3,329)
Impact of adopting ASU 2018-02	—	(976)

Balance at end of period	$(9,025)	$(8,630)

(a)	Amounts in parenthesis indicate debits/expense.
The reclassifications out of accumulated other comprehensive loss for the last two fiscal years were as follows:

Reclassifications from AOCL to earnings (b)	Year Ended June 24, 2021	Year Ended June 25, 2020	Affected line item in the Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(478)	$(957)	Other expense
Unrecognized net loss	(1,183)	(417)	Other expense

Total before tax	(1,661)	(1,374)
Tax effect	432	358	Income tax expense

Amortization of defined pension items, net of tax	$(1,229)	$(1,016)

(b)	Amounts in parenthesis indicate debits to expense. See Note 14 — “Retirement Plan” above for additional details.

NOTE 16 — PRODUCT TYPE SALES MIX
The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types, for the fiscal year ended:

Product Type	June 24, 2021	June 25, 2020	June 27, 2019
Peanuts	19.3%	18.2%	18.0%
Pecans	10.0	10.3	12.9
Cashews & Mixed Nuts	23.3	23.2	23.0
Walnuts	6.2	7.2	8.9
Almonds	10.8	14.7	14.4
Trail & Snack Mixes	24.7	21.1	17.3
Other	5.7	5.3	5.5

	100.0%	100.0%	100.0%

NOTE 17 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
The following table details the activity in various allowance and reserve accounts.

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
June 24, 2021
Allowance for doubtful accounts	$391	$203	$(303)	$291
Reserve for cash discounts	975	15,548	(15,473)	1,050
Reserve for customer deductions	5,477	28,516	(27,376)	6,617

Total	$6,843	$44,267	$(43,152)	$7,958

June 25, 2020
Allowance for doubtful accounts	$350	$209	$(168)	$391
Reserve for cash discounts	925	15,650	(15,600)	975
Reserve for customer deductions	4,757	27,036	(26,316)	5,477

Total	$6,032	$42,895	$(42,084)	$6,843

June 27, 2019
Allowance for doubtful accounts	$270	$150	$(70)	$350
Reserve for cash discounts	950	14,721	(14,746)	925
Reserve for customer deductions	5,038	24,581	(24,862)	4,757
Deferred tax asset valuation allowance	112	—	(112)	—

Total	$6,370	$39,452	$(39,790)	$6,032

NOTE 18 — SUPPLEMENTARY QUARTERLY DATA (Unaudited)
The following unaudited quarterly consolidated financial data are presented for fiscal 2021 and fiscal 2020. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended June 24, 2021:
Net sales	$210,273	$233,575	$207,892	$206,742
Gross profit	39,332	52,795	46,046	46,814
Income from operations	18,873	27,796	21,097	17,412
Net income	12,812	19,885	14,701	12,343
Basic earnings per common share	$1.12	$1.73	$1.28	$1.07
Diluted earnings per common share	$1.11	$1.72	$1.27	$1.07
Cash dividends declared per common share	$2.50	$—	$2.50	$—

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended June 25, 2020:
Net sales	$217,846	$246,423	$211,624	$204,199	*
Gross profit	42,248	49,980	42,805	40,742
Income from operations	19,062	24,466	19,397	15,622
Net income	12,926	17,461	13,466	10,257
Basic earnings per common share	$1.13	$1.52	$1.17	$0.89
Diluted earnings per common share	$1.12	$1.52	$1.17	$0.89
Cash dividends declared per common share	$3.00	$2.00	$—	$1.00

*
The decrease in net sales was primarily attributable to a 3.3% decrease in weighted average selling price per pound, combined with a decrease in sales volume for foodservice customers in our commercial ingredients distribution channel as a result of the
COVID-19
pandemic.

NOTE 19
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
Insurance proceeds totaling $2,934 were received from the insurance carrier in fiscal 2020, and the final payment of $2,730 was received during the third quarter of this fiscal year. Insurance proceeds received for damage to capital equipment are recorded as investing activities on the Consolidated Statements of Cash Flows when received.
We completed shelling of the 2019 peanut crop during the second quarter of this fiscal year and the facility was used to store and ship inshell peanuts through the remainder of fiscal 2021. During fiscal 2020 we manufactured and sold approximately 6 million pounds of inshell peanuts from this facility and discontinued that product line at the end of the current fiscal year.
We spent the fourth quarter of fiscal 2021 cleaning and preparing the facility for sale. After evaluating our options with regard to our peanut production operations, the Company decided to cease all operations permanently at the Garysburg facility at the end of fiscal 2021 and sell the facility and its related assets. The planned sale of this property meets the criteria of an asset “Held for Sale” in accordance with ASC 360,
Property, Plant and Equipment
. Assets held for sale are required to be measured at the lower of their carrying value or fair value less costs to sell. No adjustment of the carrying value was required. Assets classified as held for sale are no longer depreciated, and a current asset of $1,595 consisting of the building, land and remaining machinery and equipment is presented in the consolidated balance sheets as of June 24, 2021. Employee separation and related closure costs were immaterial for all periods presented.
NOTE 20 — SUBSEQUENT EVENT
On July 8, 2021, our Board of Directors declared a special cash dividend of $2.30 per share and a regular annual cash dividend of $0.70 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “August 2021 Dividends”). The August 2021 Dividends will be paid on August 25, 2021 to stockholders of record as of the close of business on August 10, 2021.

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
10-K.
Based on this evaluation, our CEO and CFO concluded that, as of June 24, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act
Rule 13a-15(f)
and
15d-15(f).
Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 24, 2021, based on the
Internal Control-Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 24, 2021.
The effectiveness of our internal control over financial reporting as of June 24, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form
10-K.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended June 24, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B — Other Information
Not applicable
PART III
Item 10 — Directors, Executive Officers and Corporate Governance
The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Independence of the Audit Committee” of our Proxy Statement for the 2021 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

We have adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on our website at
www.jbssinc.com
.
Item 11 — Executive Compensation
The Sections entitled “Compensation of Directors and Executive Officers”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for the 2021 Annual Meeting are incorporated herein by reference.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2021 Annual Meeting is incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
The Sections entitled “Corporate Governance — Independence of the Board of Directors” and “Review of Related Party Transactions” of our Proxy Statement for the 2021 Annual Meeting are incorporated herein by reference. Other certain information relating to the executive officers and certain of the directors of the Company is included immediately before Part II of this Report.
Item 14 — Principal Accounting Fees and Services
The information under the proposal entitled “Ratify the Audit Committee’s Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the 2022 fiscal year” of our Proxy Statement for the 2021 Annual Meeting is incorporated herein by reference.
PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a) (1) Financial Statements
The following financial statements are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Comprehensive Income for the Year Ended June 24, 2021, the Year Ended June 25, 2020 and the Year Ended June 27, 2019
Consolidated Balance Sheets as of June 24, 2021 and June 25, 2020
Consolidated Statements of Stockholders’ Equity for the Year Ended June 24, 2021, the Year Ended June 25, 2020 and the Year Ended June 27, 2019
Consolidated Statements of Cash Flows for the Year Ended June 24, 2021, the Year Ended June 25, 2020 and the Year Ended June 27, 2019 Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
(a) (3) Exhibits
The exhibits required by Item 601 of Regulation
S-K
and filed herewith are listed in the Exhibit Index which follows the signature page and immediately precedes the exhibits filed.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.
Item 16 — Form
10-K
Summary
None.

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation
S-K)

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015)

4.1	Description of Company’s Securities

*10.1	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003)

*10.2	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004)

*10.3	Restated Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007)

*10.4	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.01 to the Form 8-K filed on May 5, 2009)

*10.5	2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014)

Exhibit No.	Description

*10.6	Amendment No. 1 to the 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016)

*10.7	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2018, 2019, 2020 and 2021 awards cycle) (incorporated by reference from Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015)

*10.8	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2020 and 2021 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

*10.9	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2018, 2019 and 2020 awards cycle) (incorporated by reference from Exhibit 10.20 to the Form 10-Q for the quarter ended December 28, 2017)

*10.10	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2021 awards cycle) (incorporated by reference from Exhibit 10.10 to the Form 10-Q for the quarter ended December 24, 2020)

*10.11	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015 (incorporated by reference from Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015)

10.12	Amended and restated Credit Agreement dated as of March 5, 2020, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 11, 2020)

*10.13	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003 (incorporated by reference from Exhibit 10.34 to the Form 10-Q for the quarter ended December 25, 2003)

Exhibit No.	Description

*10.14	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003 (incorporated by reference from Exhibit 10.46 to the Form 10-Q for the quarter ended March 25, 2004)

14	Code of Ethics, as amended (incorporated by reference from Exhibit 14 to the Form 10-K for the fiscal year ended June 25, 2015)

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	Inline eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN B. SANFILIPPO & SON, INC.

Date: August 18, 2021	By:	/s/ Jeffrey T. Sanfilippo
Jeffrey T. Sanfilippo
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer and Director (Principal Executive Officer)	August 18, 2021

/s/ Michael J. Valentine Michael J. Valentine	Chief Financial Officer, Group President, Secretary and Director (Principal Financial Officer)	August 18, 2021

/s/ Frank S. Pellegrino Frank S. Pellegrino	Executive Vice President, Finance and Administration and Treasurer (Principal Accounting Officer)	August 18, 2021

/s/ Mathias A. Valentine Mathias A. Valentine	Director	August 18, 2021

/s/ Jim R. Edgar Jim R. Edgar	Director	August 18, 2021

/s/ Pamela Forbes Lieberman Pamela Forbes Lieberman	Director	August 18, 2021

/s/ Jasper B. Sanfilippo, Jr. Jasper B. Sanfilippo, Jr.	Director	August 18, 2021

/s/ Ellen C. Taaffe Ellen C. Taaffe	Director	August 18, 2021

/s/ James J. Sanfilippo James J. Sanfilippo	Director	August 18, 2021

/s/ John E. Sanfilippo John E. Sanfilippo	Director	August 18, 2021

/s/ Lisa A. Sanfilippo Lisa A. Sanfilippo	Director	August 18, 2021