Form 10-Q
period 2021-09-23
SANFILIPPO JOHN B & SON INC
filed 2021-10-27
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2021
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
of the Exchange
Act).  ☐    Yes
☒  No
As of October 21, 2021, 8,872,080 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 23, 2021

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended
	September 23, 2021	September 24, 2020
Net sales	$226,329	$210,273
Cost of sales	174,526	170,941

Gross profit	51,803	39,332

Operating expenses:
Selling expenses	17,745	12,084
Administrative expenses	9,069	8,375
Gain on sale of facility, net	(2,349)	—

Total operating expenses	24,465	20,459

Income from operations	27,338	18,873

Other expense:
Interest expense including $189 and $167 to related parties	371	450
Rental and miscellaneous expense, net	348	432
Other expense	618	630

Total other expense, net	1,337	1,512

Income before income taxes	26,001	17,361
Income tax expense	6,752	4,549

Net income	$19,249	$12,812
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in net periodic cost	364	416
Income tax expense related to pension adjustments	(95)	(104)

Other comprehensive income, net of tax:	269	312

Comprehensive income	$19,518	$13,124

Net income per common share-basic	$1.67	$1.12

Net income per common share-diluted	$1.66	$1.11

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	September 23, 2021	June 24, 2021	September 24, 2020
ASSETS
CURRENT ASSETS:
Cash	$539	$672	$743
Accounts receivable, less allowance for doubtful accounts of $311, $291 and $371	71,890	66,334	69,881
Inventories	152,603	147,998	150,371
Prepaid expenses and other current assets	10,407	8,568	6,353
Assets held for sale	—	1,595	—

TOTAL CURRENT ASSETS	235,439	225,167	227,348

PROPERTY, PLANT AND EQUIPMENT:
Land	9,150	9,150	9,277
Buildings	102,661	102,666	110,397
Machinery and equipment	226,618	225,529	221,545
Furniture and leasehold improvements	5,295	5,287	5,186
Vehicles	614	614	637
Construction in progress	16,593	12,301	4,370

	360,931	355,547	351,412
Less: Accumulated depreciation	242,422	238,471	241,987

	118,509	117,076	109,425
Rental investment property, less accumulated depreciation of $13,027, $12,825 and $12,220	16,096	16,298	16,903

TOTAL PROPERTY, PLANT AND EQUIPMENT	134,605	133,374	126,328

Intangible assets, net	9,457	9,961	11,547
Cash surrender value of officers’ life insurance and other assets	9,542	10,732	10,697
Deferred income taxes	5,297	6,087	6,987
Goodwill	9,650	9,650	9,650
Operating lease right-of-use assets	3,171	3,484	4,201

TOTAL ASSETS	$407,161	$398,455	$396,758

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	September 23, 2021	June 24, 2021	September 24, 2020
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$45,264	$8,653	$44,168
Current maturities of long-term debt, including related party debt of $572, $627 and $595 and net of unamortized debt issuance costs of $12, $15 and $22	3,858	3,875	4,372
Accounts payable	46,103	48,861	41,441
Bank overdraft	171	1,093	85
Accrued payroll and related benefits	11,410	24,109	11,511
Other accrued expenses	17,028	13,613	16,058

TOTAL CURRENT LIABILITIES	123,834	100,204	117,635

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $8,240, $8,320 and $8,794 and net of unamortized debt issuance costs of $2, $4 and $15	9,939	10,855	13,780
Retirement plan	35,257	34,919	31,860
Long-term operating lease liabilities, net of current portion	1,804	2,103	2,807
Other	8,162	7,880	7,377

TOTAL LONG-TERM LIABILITIES	55,162	55,757	55,824

TOTAL LIABILITIES	178,996	155,961	173,459

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized 8,989,980, 8,988,812 and 8,940,111 shares issued	90	90	89
Capital in excess of par value	126,958	126,271	124,521
Retained earnings	111,051	126,336	108,185
Accumulated other comprehensive loss	(8,756)	(9,025)	(8,318)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	228,165	242,494	223,299

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$407,161	$398,455	$396,758

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 24, 2021	2,597,426	$26	8,988,812	$90	$126,271	$126,336	$(9,025)	$(1,204)	$242,494
Net income						19,249			19,249
Cash dividends ($3.00 per share)						(34,534)			(34,534)
Pension liability amortization, net of income tax expense of $95							269		269
Equity award exercises, net of shares withheld for employee taxes			1,168	—	(16)				(16)
Stock-based compensation expense					703				703

Balance, September 23, 2021	2,597,426	$26	8,989,980	$90	$126,958	$111,051	$(8,756)	$(1,204)	$228,165
Balance, June 25, 2020	2,597,426	$26	8,939,890	$89	$123,899	$124,058	$(8,630)	$(1,204)	$238,238
Net income						12,812			12,812
Cash dividends ($2.50 per share)						(28,685)			(28,685)
Pension liability amortization, net of income tax expense of $104							312		312
Equity award exercises, net of shares withheld for employee taxes			221	—	—				—
Stock-based compensation expense					622				622

Balance, September 24, 2020	2,597,426	$26	8,940,111	$89	$124,521	$108,185	$(8,318)	$(1,204)	$223,299
The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Quarter Ended
	September 23, 2021	September 24, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,249	$12,812
Depreciation and amortization	4,596	4,368
Gain on disposition of assets, net	(2,299)	(241)
Deferred income tax expense (benefit)	790	(199)
Stock-based compensation expense	703	622
Change in assets and liabilities:
Accounts receivable, net	(5,556)	(12,928)
Inventories	(4,605)	21,697
Prepaid expenses and other current assets	(1,839)	1,962
Accounts payable	(1,631)	5,661
Accrued expenses	(12,089)	(13,970)
Income taxes payable	2,805	28
Other long-term assets and liabilities	172	166
Other, net	607	599

Net cash provided by operating activities	903	20,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,110)	(6,298)
Proceeds from disposition of assets, net	3,945	269
Other	(72)	11

Net cash used in investing activities	(1,237)	(6,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings	36,611	17,160
Principal payments on long-term debt	(938)	(1,870)
Decrease in bank overdraft	(922)	(1,956)
Dividends paid	(34,534)	(28,685)
Taxes paid related to net share settlement of equity awards	(16)	—

Net cash provided by (used in) financing activities	201	(15,351)

NET DECREASE IN CASH	(133)	(792)
Cash, beginning of period	672	1,535

Cash, end of period	$539	$743

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

•	References herein to fiscal 2022 and fiscal 2021 are to the 53-week fiscal year ending June 30, 2022 and the 52-week fiscal year ended June 24, 2021, respectively.

•	References herein to the first quarter of fiscal 2022 and fiscal 2021 are to the quarters ended September 23, 2021 and September 24, 2020, respectively.
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
The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet data as of June 24, 2021 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2021 Annual Report on Form
10-K
for the fiscal year ended June 24, 2021.
Note 2 – Revenue Recognition
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
Contract Balances
Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. The contract asset balance at September 23, 2021 was $58 and is recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. The contract asset balance at June 24, 2021 and September 24, 2020 was $74 and $57, respectively. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.
Disaggregation of Revenue
Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended
Distribution Channel	September 23, 2021	September 24, 2020

Consumer	$179,761	$166,757
Commercial Ingredients	28,156	22,811
Contract Packaging	18,412	20,705

Total	$226,329	$210,273

Note 3 - Leases
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
We determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use
assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use
assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. None of our leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 4.9 years.
It is our accounting policy to not apply lease recognition requirements to short term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We have also made the policy election to not separate lease and non-lease
components for all leases.
The following table provides supplemental information related to operating lease right-of-use
assets and liabilities:

	September 23, 2021	June 24, 2021	September 24, 2020	Affected Line Item in Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$3,171	$3,484	$4,201	Operating lease right-of-use assets

Total lease right-of-use assets	$3,171	$3,484	$4,201

Liabilities
Current:
Operating leases	$1,412	$1,430	$1,405	Other accrued expenses
Noncurrent:
Operating leases	1,804	2,103	2,807	Long-term operating lease liabilities

Total lease liabilities	$3,216	$3,533	$4,212

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter ended September 23, 2021	For the Quarter ended September 24, 2020
Operating lease costs ( a )	$444	$473
Variable lease costs (b)	17	20

Total Lease Cost	$461	$493

(a)	Includes short-term leases which are immaterial.
(b)	Variable lease costs consist of sales tax.

Supplemental cash flow and other information related to leases was as follows:

	For the Quarter ended September 23, 2021	For the Quarter ended September 24, 2020
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$397	$406
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$45	$206

	September 23, 2021	June 24, 2021	September 24, 2020
Weighted Average Remaining Lease Term (in years)	2.6	2.8	3.2
Weighted Average Discount Rate	4.2%	4.3%	4.3%
Maturities of operating lease liabilities as of September 23, 2021 are as follows:

Fiscal year ending
June 30, 2022 (excluding the quarter ended September 23, 2021)	$1,162
June 29, 2023	1,270
June 27, 2024	626
June 26, 2025	251
June 25, 2026	77
June 24, 2027	4
Thereafter	—

Total lease payment	3,390
Less imputed interest	(174)

Present value of operating lease liabilities	$3,216

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
non-lease
components such as recurring utility and storage fees. Leases between related parties are immaterial.
Leasing revenue is as follows:

	For the Quarter Ended September 23, 2021	For the Quarter Ended September 24, 2020
Lease income related to lease payments	$410	$451

The future minimum, undiscounted fixed cash flows under

non-cancelable

tenant operating leases for each of the next five years and thereafter is presented below.

Fiscal year ending
June 24, 2022 (excluding the quarter ended September 23, 2021)	$1,316
June 29, 2023	1,794
June 27, 2024	1,818
June 26, 2025	1,228
June 25, 2026	670
June 24, 2027	614
Thereafter	—

Total	$7,440

Note 4 – Inventories
Inventories consist of the following:

	September 23, 2021	June 24, 2021	September 24, 2020
Raw material and supplies	$55,159	$64,219	$46,518
Work-in-process and finished goods	97,444	83,779	103,853

Total	$152,603	$147,998	$150,371

Note 5 – Goodwill and Intangible Assets
Identifiable intangible assets that are subject to amortization consist of the following:

	September 23, 2021	June 24, 2021	September 24, 2020
Customer relationships	$21,100	$21,100	$21,100
Brand names	16,990	16,990	16,990
Non-compete agreement	270	270	270

	38,360	38,360	38,360
Less accumulated amortization:
Customer relationships	(17,961)	(17,643)	(16,615)
Brand names	(10,735)	(10,562)	(10,045)
Non-compete agreement	(207)	(194)	(153)

	(28,903)	(28,399)	(26,813)

Net intangible assets	$9,457	$9,961	$11,547

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the
Squirrel Brand
and
Southern Style Nuts
brand names
.
Total amortization expense related to intangible assets, which is a component of Administrative expense, was $504 for the quarter ended September 23, 2021. Amortization expense for the remainder of fiscal
2022
is expected to be approximately $1,392, and expected amortization expense for the next five fiscal years is as follows:

Fiscal year ending
June 29, 2023	1,657
June 27, 2024	1,414
June 26, 2025	1,156
June 25, 2026	861
June 24, 2027	690

Our net goodwill of $9,650 relates entirely to the Squirrel Brand acquisition (the “Acquisition”) completed in the second quarter of fiscal 2018. There was no change in the carrying amount of goodwill during the quarter ended September 23, 2021.
Note 6 – Credit Facility
Our Amended and Restated Credit Agreement dated March 5, 2020 provides for a $117,500 senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by substantially all our assets other than machinery and equipment, real property and fixtures.
At September 23, 2021, we had $67,950 of available credit under the Credit Facility which reflects borrowings of $45,264 and reduced availability as a result of $4,286 in outstanding letters of credit. As of September 23, 2021, we were in compliance with all financial covenants under the Credit Facility and
Mortgage Facility.
Note 7 – Earnings Per Common Share
The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended
	September 23, 2021	September 24, 2020
Weighted average number of shares outstanding – basic	11,519,472	11,477,287
Effect of dilutive securities:
Stock options and restricted stock units	69,012	73,300

Weighted average number of shares outstanding – diluted	11,588,484	11,550,587

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for either period presented.
Note 8 – Stock-Based Compensation Plans
During the quarter ended September 23, 2021 there was no significant restricted stock unit activity. Compensation expense attributable to stock-based compensation during the first quarter of fiscal 2022 and fiscal 2021 was $703 and $622, respectively. As of September 23, 2021, there was $3,067 of total unrecognized compensation cost related to non-vested,
share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.1 years.
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

	For the Quarter Ended
	September 23, 2021	September 24, 2020
Service cost	$248	$236
Interest cost	254	214
Amortization of prior service cost	—	120
Amortization of loss	364	296

Net periodic benefit cost	$866	$866

The components of net periodic benefit cost other than the service cost component are included in the line item “Other expense” in the Consolidated Statements of Comprehensive Income.
Note 10 – Accumulated Other Comprehensive Loss
The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the quarter ended September 23, 2021 and September 24, 2020.
These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	For the Quarter Ended
	September 23, 2021	September 24, 2020
Balance at beginning of period	$(9,025)	$(8,630)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	364	416
Tax effect	(95)	(104)

Net current-period other comprehensive income	269	312

Balance at end of period	$(8,756)	$(8,318)

(a)	Amounts in parenthesis indicate debits/expense.
The reclassifications out of AOCL for the quarter ended September 23, 2021 and September 24, 2020 were as follows:

Reclassifications from AOCL to earnings (b)	For the Quarter Ended		Affected line item in the Consolidated Statements of Comprehensive Income

	September 23, 2021	September 24, 2020
Amortization of defined benefit pension items:
Unrecognized prior service cost	$—	$(120)	Other expense
Unrecognized net loss	(364)	(296)	Other expense

Total before tax	(364)	(416)
Tax effect	95	104	Income tax expense

Amortization of defined pension items, net of tax	$(269)	$(312)

(b)	Amounts in parenthesis indicate debits to expense. See Note 9 – “Retirement Plan” above for additional details.
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
The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	September 23, 2021	June 24, 2021	September 24, 2020
Carrying value of long-term debt:	$13,812	$14,749	$18,189
Fair value of long-term debt:	15,360	16,210	18,489
The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.
Note 13 – Garysburg, North Carolina Facility
In October 2019 we experienced a fire at our peanut processing facility located in Garysburg, North Carolina. During fiscal 2020, the building and roof were repaired and brought back to their original condition.
We completed shelling of the 2019 peanut crop during the second quarter of fiscal 2021 and the facility was used to store and ship inshell peanuts through the remainder of fiscal 2021 at which time the Company decided to permanently cease all operations at the Garysburg facility.
During the first quarter of fiscal 2022 we sold the Garysburg property and remaining equipment located at the property to a third party for $4,000, subject to customary adjustments to reflect closing costs. which resulted in a $2,349 gain.

Note 14 – Recent Accounting Pronouncements
The following recent accounting pronouncements have been adopted in the current fiscal year:
In December 2019, the FASB issued ASU
No. 2019-12
“Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes”
. The amendments in this Update were issued as part of FASB’s initiative to reduce complexity in accounting standards. The amendments simplify the accounting for income taxes by removing certain exceptions in Topic 740 and improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU
No. 2019-12
was adopted using a prospective method in the first quarter of fiscal 2022 and did not have a material impact on our Consolidated Financial Statements.
In October 2020, the FASB issued ASU
No. 2020-10
Codification Improvements. This ASU was issued to address a wide variety of topics in the Accounting Standard Codification with the intent to make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications. ASU
No. 2020-10
was adopted in the first quarter of fiscal 2022 and did not have a material impact on our Consolidated Financial Statements.
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

•	References herein to fiscal 2022 and fiscal 2021 are to the fiscal year for the 53 weeks ending June 30, 2022 and the fiscal year for the 52 weeks ended June 24, 2021, respectively.

•	References herein to the first quarter of fiscal 2022 and fiscal 2021 are to the quarters ended September 23, 2021 and September 24, 2020, respectively.
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
Squirrel Brand, Southern Style Nuts
and
Sunshine Country
brand names and under a variety of private brands. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks and other sesame snack products under our brand names and private brands. We distribute our products in the consumer, commercial ingredients and contract packaging distribution channels.
The Company’s long-term objective to drive profitable growth, as identified in our Strategic Plan, includes continuing to grow
Fisher,
 Orchard Valley Harvest, Squirrel Brand
and
Southern Style Nuts
 into leading brands and providing integrated nut solutions to grow non-branded
business across key customers. We plan to execute on our Strategic Plan to grow our branded business by reaching new consumers via product and pack innovation, expanding distribution across current and alternative channels, diversifying our product offerings and focusing on new ways for consumers to buy our products, with an emphasis on increasing our sales via
e-commerce
platforms and retailers.
We face a number of challenges in the future which include intensified competition on pricing and for market share from both private brand and name brand nut products. Our
Fisher
recipe nut sales have been negatively impacted recently due to this increased competition for market share. We also face changing industry trends as consumer preferences evolve. We have observed consumers shopping in smaller store formats like grocery, using delivery apps for shopping and generally migrating more of their shopping online. Additionally, in recent months we have faced challenges with shortages and cost increases for shipping pallets, resin-based packaging, imported materials, transportation and shipping availability and labor. These shortages and related challenges have impacted our operations and resulted in increased expenses. We anticipate the industry will see pricing relief in some of these areas in the coming quarters if and as shortages decrease, but we expect that some costs may remain elevated for a longer period of time. In the interim, we are working with our vendors, customers and JBSS facilities in other regions of the country to source additional supply and remain flexible in obtaining the transportation and labor services we need. If these shortages continue and we cannot secure adequate supplies to fulfill customer orders or cannot obtain the transportation and labor services we need, they could have an unfavorable impact on net sales and our operations in the remainder of this fiscal year. In addition, there is an additional risk of not being able to pass (in part or in full) such potential cost increases onto our customers in a timely manner.
We expect to increase our promotional and advertising activity to invest in our brands to achieve transformational growth with an omnichannel approach to win in key categories including recipe nuts, nut flours, snack nuts, trail mix and snacking. We continue to see strong
e-commerce
performance across our branded portfolio and plan to accelerate that growth across a variety of established and emerging platforms. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base for branded and private label products. See the information referenced in Part I, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

COVID-19
Impacts
We continue to face challenges in fiscal year 2022 as result of the
COVID-19
pandemic and the uncertainty of future local, state and federal restrictions aimed to mitigate and control the pandemic. During the fourth quarter of fiscal 2021 and into fiscal 2022, as various
COVID-19
vaccines became more widely distributed and accepted by the public and indoor dining restrictions were again loosened, and we saw a significant improvement in the quarterly sales volume comparison with our foodservice, restaurant, convenience store and non-essential
retail customers. However, if vaccination rates stagnate, more contagious strains of
COVID-19
develop or indoor dining restrictions increase, our sales to foodservice, restaurant and non-essential
retail customers may decrease.
Also, during fiscal 2021 and into fiscal 2022, we have seen signs of a shortage in capacity in the transportation industry. Compounding a driver shortage is an increase in demand driven by additional spending on consumer goods, which has led to periodic shortages of shipping containers, container chassis, space on container ships and trains and capacity constraints at U.S. ports. This tightening in transportation capacity is expected to continue further into fiscal 2022, and it has led to increased transportation costs and may lead to potential disruptions in service to our customers and from our suppliers.
The Company’s
COVID-19
crisis team continues to meet on a regular basis to discuss risks faced by the Company and mitigation strategies. We continue to follow recommendations made by state and federal regulators and health agencies to ensure the safety and health of our employees as those recommendations change and evolve. We update and enhance these measures as new guidance is provided. In addition, we extended personal time off for those employees who are ill or must self-quarantine and hosted several free, voluntary on-site
COVID-19
vaccination clinics for our employees and their family members.
We have worked closely with our domestic and global suppliers to source and maintain a consistent supply of raw materials, ingredients and packaging. To date, none of our manufacturing facilities have been significantly impacted by this pandemic. However, recent surges in
COVID-19
cases, especially in southern Vietnam from where most of our cashews are sourced and extensive lockdowns that were in place until the end of September 2021, could have a negative impact on our operations if shipments of raw materials are delayed or otherwise disrupted. We have contingency plans in place to help reduce the negative impact if one or more of our manufacturing facilities encounters a partial or full shut down.

QUARTERLY HIGHLIGHTS
Our net sales of $226.3 million for the first quarter of fiscal 2022 increased 7.6% from our net sales of $210.3 million for the first quarter of fiscal 2021.
Sales volume, measured as pounds sold to customers, increased 14.0% compared to the first quarter of fiscal 2021.
Gross profit increased $12.5 million, and our gross profit margin, as a percentage of net sales, increased to 22.9% for the first quarter of fiscal 2022 compared to 18.7% for the first quarter of fiscal 2021.
Total operating expenses for the first quarter of fiscal 2022 increased $4.0 million, or 19.6%, compared to the first quarter of fiscal 2021. As a percentage of net sales, total operating expenses in the first quarter of fiscal 2022 increased to 10.8% from 9.7% for the first quarter of fiscal 2021.
The total value of inventories on hand at the end of the first quarter of fiscal 2022 increased $2.2 million, or 1.5%, in comparison to the total value of inventories on hand at the end of the first quarter of fiscal 2021.
We expect acquisition costs for dried fruit and most major tree nuts to increase in the 2021 crop year (which falls into our current 2022 fiscal year). While we began to procure inshell walnuts during the first quarter of fiscal 2022, the total payments due to our walnut growers will not be determined until the second and/or third quarters of fiscal 2022. We will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual payments will be determined during the second and/or third quarters of fiscal 2022 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS
Net Sales
Our net sales increased 7.6% to $226.3 million in the first quarter of fiscal 2022 compared to net sales of $210.3 million for the first quarter of fiscal 2021. Sales volume, which is defined as pounds sold to customers, increased 14.0% in the quarterly comparison. The increase in sales volume was due to an increase in sales volume for all product types.
The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended
Product Type	September 23, 2021	September 24, 2020
Peanuts	17.7%	19.5%
Pecans	8.6	8.6
Cashews & Mixed Nuts	22.4	23.7
Walnuts	5.7	6.6
Almonds	10.6	12.7
Trail & Snack Mixes	28.2	22.8
Other	6.8	6.1

Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	September 23, 2021	Percentage of Total	September 24, 2020	Percentage of Total	$ Change	Percent Change
Consumer (1)	$179,761	79.4%	$166,757	79.3%	$13,004	7.8%
Commercial Ingredients	28,156	12.4	22,811	10.9	5,345	23.4
Contract Packaging	18,412	8.2	20,705	9.8	(2,293)	(11.1)

Total	$226,329	100.0%	$210,273	100.0%	$16,056	7.6%

(1)
Sales of branded products were approximately 19% and 25% of total consumer channel sales during the first quarters of fiscal 2022 and fiscal 2021, respectively.
Fisher
branded products were approximately 61% and 65% of branded sales during the first quarters of fiscal 2022 and fiscal 2021, respectively, with
Orchard Valley Harvest
branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased $13.0 million, or 7.8%, and sales volume increased 13.0% in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. The sales volume increase was driven by increased sales of private brand trail and snack mixes, which was partially offset by a decline in branded product sales during the current quarter. Sales volume for
Fisher
snack nuts decreased 30.3% due to the discontinuance of the inshell peanut product line, which occurred in the fourth quarter of fiscal 2021. Without considering the impact of this discontinued product line,
Fisher
snack nuts sales volume increased approximately 7.0% as a result of new distribution and increased merchandising at existing customers. Sales volume for
Fisher
recipe nuts decreased 9.7% as a result of merchandising timing shifts, lost distribution at a customer, and lapping of increased at-home
cooking and baking nut consumption compared to last year’s first quarter due to
COVID-19.
Sales volume
of
Orchard Valley Harvest
produce products decreased 6.3% due to a temporary distribution loss at a customer in the club channel, which was partially offset by a 29.1% increase at a major customer in the non-food
sector, as this retailer continues to recover from
COVID-19
restrictions.

Net sales in the commercial ingredients distribution channel increased 23.4% in dollars and 37.2% in sales volume in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. The sales volume increase was due to a 47.8% increase in food service sales volume, which was attributable to the continuing recovery of the restaurant industry from fewer COVID
-19
restrictions.
Net sales in the contract packaging distribution channel decreased 11.1% in dollars and 3.9% in sales volume in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. The decline in sales volume was primarily attributable to promotional activity by a customer that did not repeat in the current first quarter.
Gross Profit
Gross profit increased $12.4 million, or 31.7%, to $51.8 million for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. Our gross profit margin, as a percentage of net sales, increased to 22.9% for the first quarter of fiscal 2022 compared to 18.7% for the first quarter of fiscal 2021. The increases in gross profit dollars and gross profit margin were primarily due to lower commodity acquisition costs for all major tree nuts except cashews and increased sales volume.
Operating Expenses
Total operating expenses for the first quarter of fiscal 2022 increased $4.0 million to $24.5 million. Operating expenses for the first quarter of fiscal 2022 increased to 10.8% of net sales from 9.7% of net sales for the first quarter of fiscal 2021 due primarily to increases in freight, advertising, compensation and consulting expenses which were partially offset by a gain on sale of assets.
Selling expenses for the first quarter of fiscal 2022 were $17.7 million, an increase of $5.7 million, or 46.8%, from the first quarter of fiscal 2021. The increase was driven primarily by a $2.4 million increase in freight expense due to significantly higher freight rates and an increase in sales made on a delivered basis compared to fiscal 2021, a $2.1 million increase in advertising expense due to an increase in marketing research and sports sponsorships, and a $0.5 million increase in compensation related expenses.
Administrative expenses for the first quarter of fiscal 2022 were $9.1 million, an increase of $0.7 million, or 8.3%, from the first quarter of fiscal 2021. The increase was driven primarily by a $0.2 million increase in charitable donations and a $0.2 million increase in compensation related expenses.
The gain on asset disposal, net is the result of the sale of our Garysburg, North Carolina facility that occurred in the first quarter of 2022.
Income from Operations
Due to the factors discussed above, income from operations increased to $27.3 million, or 12.1% of net sales, for the first quarter of fiscal 2022 from $18.9 million, or 9.0% of net sales, for the first quarter of fiscal 2021.
Interest Expense
Interest expense was $0.4 million for the first quarter of 2022 compared to $0.5 million for the first quarter of 2021. The decrease was due to lower average debt levels.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $0.3 million for the first quarter of 2022 compared to $0.4 million for the first quarter of 2021.
Other Expense
Other expense consists of pension related expenses other than the service cost component and was $0.6 million for both the first quarter of fiscal 2022 and fiscal 2021.

Income Tax Expense
Income tax expense was $6.8 million, or 26.0% of income before income taxes for the first quarter of fiscal 2022 compared to $4.5 million, or 26.2% of income before income taxes, for the first quarter of fiscal 2021.
Net Income
Net income was $19.2 million, or $1.67 per common share basic and $1.66 per share diluted, for the first quarter of fiscal 2022, compared to $12.8 million, or $1.12 per common share basic and $1.11 per share diluted, for the first quarter of fiscal 2021.
LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan through growing our branded and private label nut programs and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products (especially our
Fisher
and
Orchard Valley Harvest
brands), consummate strategic business acquisitions and investments such as the fiscal 2018 acquisition of the Squirrel Brand business, reinvest in the Company through capital expenditures, develop new products, pay cash dividends the past eight years and explore other growth strategies outlined in our Strategic Plan.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.
The following table sets forth certain cash flow information for the first quarter of fiscal 2022 and 2021, respectively (dollars in thousands):

	September 23, 2021	September 24, 2020	$ Change
Operating activities	$903	$20,577	$(19,674)
Investing activities	(1,237)	(6,018)	4,781
Financing activities	201	(15,351)	15,552

Net decrease in cash	$(133)	$(792)	$659

Operating Activities
Net cash provided by operating activities was $0.9 million for the first quarter of fiscal 2022 compared to $20.6 million for the first quarter of fiscal 2021. The decrease in operating cash flow is due primarily to an increased use of working capital for inventory, partially offset by a $6.4 million increase in net income. Inventories increased $4.6 million in fiscal 2022 compared to a $21.7 million decrease in inventories in fiscal 2021 which resulted in a net change of $26.3 million.
Total inventories were $152.6 million at September 23, 2021, an increase of $4.6 million, or 3.1%, from the inventory balance at June 24, 2021, and an increase of $2.2 million, or 1.5%, from the inventory balance at September 24, 2020. The increase in inventory at September 23, 2021 compared to June 24, 2021 was primarily due to increased quantities of almonds, ingredients, finished goods and packaging which was partially offset by lower quantities of farmer stock pecans, peanuts, walnuts and cashews on hand. The increase in inventories at September 23, 2021 compared to September 24, 2020 was primarily due to increased quantities of almonds, ingredients and packaging, which was partially offset by lower quantities of farmer stock pecans, peanuts and cashews on hand.
Raw nut and dried fruit input stocks, some of which are classified as work in process, decreased 6.0 million pounds, or 7.2%, at September 23, 2021 compared to September 24, 2020. The weighted average cost per pound of raw nut and dried fruit input stocks on hand at the end of the first quarter of fiscal 2022 increased 11.1% compared to the end of the first quarter of fiscal 2021 as the quantities of lower priced peanuts decreased more significantly than the decline in the total quantity of higher priced tree nut and dried fruit input stocks.

Investing Activities
Cash used in investing activities was $1.2 million during the first quarter of fiscal 2022 compared to $6.0 million for the same period last year. The decrease in cash used in investing activities is due to the $3.9 million net proceeds from disposition of properties. Capital expenditures were $5.1 million during fiscal 2022 and $6.3 million during fiscal 2021. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2022 to be approximately $18.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.
Financing Activities
Cash provided by financing activities was $0.2 million during the first quarter of fiscal 2022 compared to $15.4 million used in financing activities for the same period last year. The dividends paid in fiscal 2022 to date were approximately $5.8 million more than the same period of fiscal 2021. Offsetting this usage of cash is an increase in net short-term borrowings under our Credit Facility needed for working capital purposes. Net short-term borrowings were $36.6 million during the first quarter of fiscal 2022 compared to net borrowings of $17.2 million for the first quarter of fiscal 2021.
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
Financing Arrangements
On February 7, 2008, we entered into the Former Credit Agreement (as defined below) with a bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility. Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (as amended, the “Mortgage Facility”).
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
At September 23, 2021, the weighted average interest rate for the Credit Facility was 2.1%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance
with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of September 23, 2021, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At September 23, 2021, we had $68.0 million of available credit under the Credit Facility. If this entire amount were borrowed at September 23, 2021, we would still be in compliance with all restrictive covenants under the Credit Facility.
Mortgage Facility
The Mortgage Facility matures on March 1, 2023. On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum. Monthly principal payments on the Mortgage Facility in the amount of $0.3 million commenced on June 1, 2008.
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance
with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of September 23, 2021, we were in compliance with all covenants under the Mortgage Facility and a total principal amount of $5.0 million was outstanding.
Selma Property
In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year
term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting, and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of September 23, 2021, $8.8 million of the debt obligation was outstanding.

Critical Accounting Policies and Estimates
For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form
10-K
for the fiscal year ended June 24, 2021.
Recent Accounting Pronouncements
Refer to Note 14 – “Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements, contained in Part I, Item 1 of this form
10-Q,
for a discussion of recently issued and adopted accounting pronouncements.

FORWARD LOOKING STATEMENTS
Some of the statements in this report are forward-looking (including statements concerning our expectations regarding market risk and the impact of the purchasing decisions of major customers). These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) sales activity for the Company’s products, such as a decline in sales to one or more key customers (of branded products, private label products or otherwise), or to customers generally, in some or all channels, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (ii) changes in the availability and costs of raw materials and ingredients and the impact of fixed price commitments with customers; (iii) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (v) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures, including competition in the recipe nut category; (vi) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (vii) the ability of the Company to control costs and manage shortages in areas such as transportation and labor; (viii) uncertainty in economic conditions, including the potential for inflation or economic downturn, particularly in light of
COVID-19;
(ix) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control; (x) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xi) losses due to significant disruptions at any of our production or processing facilities or employee unavailability due to labor shortages, illness or quarantine; (xii) the ability to implement our Strategic Plan, including growing our branded and private brand product sales and expanding into alternative sales channels; (xiii) technology disruptions or failures; (xiv) the inability to protect the Company’s brand value, intellectual property or avoid intellectual property disputes; (xv) our ability to manage the impacts of changing weather patterns on raw material availability due to climate change; and (xvi) the ability of the Company to respond to or manage the outbreak of
COVID-19
or other infectious diseases and the various implications thereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I - Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form
10-K
for the fiscal year ended June 24, 2021.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule
13a-15(e))
as of September 23, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 23, 2021, the Company’s disclosure controls and procedures were effective.
In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule
13a-15(f))
during the quarter ended September 23, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, see Note 11 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form
10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report on Form
10-Q,
you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form
10-K
for the fiscal year ended June 24, 2021. There were no significant changes to the risk factors identified on the Form
10-K
for the fiscal year ended June 24, 2021 during the first quarter of fiscal 2022.
See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form
10-Q,
and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form
10-K
for the fiscal year ended June 24, 2021.
Item 5. Other Information
On October 27, 2021, the Board of Directors of John B. Sanfilippo & Son, Inc. appointed Michael J. Finn, Vice President and Controller, as Principal Accounting Officer of the Company.
Mr. Finn, 47, has been employed by the Company since November 2011. Mr. Finn joined the Company as an Assistant Corporate Controller and since joining the Company, he has been promoted to increasing levels of responsibility within our accounting, finance and tax functions, including being promoted to Vice President and Controller in August 2021.
Prior to joining the Company, Mr. Finn was a Senior Manager at BDO, LLP. Mr. Finn has been a Certified Public Accountant (CPA) since 2000.
There are no arrangements or understandings with any person pursuant to which Mr. Finn will be appointed as Principal Accounting Officer of the Company. There are no family relationships between Mr. Finn and any other director or executive officer of the Company. Mr. Finn is not party to any transaction that would require disclosure under Item 404(a) of
Regulation S-K.

Item 6. Exhibits
The exhibits filed herewith are listed in the exhibit index below.

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation
S-K)

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015)

*10.1	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003)

*10.2	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004)

*10.3	Restated Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007)

*10.4	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.01 to the Form 8-K filed on May 5, 2009)

*10.5	2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014)

*10.6	Amendment No. 1 to the 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016)

*10.7	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2018, 2019, 2020 and 2021 awards cycle) (incorporated by reference from Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015)

Exhibit No.	Description

*10.8	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2020 and 2021 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

*10.9	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2019, 2020 and 2021 awards cycle) (incorporated by reference from Exhibit 10.20 to the Form 10-Q for the quarter ended December 28, 2017)

10.10	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2021 awards cycle) (incorporated by reference from Exhibit 10.10 to the Form 10-Q for the quarter ended December 24, 2020)

*10.11	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015 (incorporated by reference from Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015)

10.12	Amended and restated Credit Agreement dated as of March 5, 2020, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 11, 2020)

10.13	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003 (incorporated by reference from Exhibit 10.34 to the Form 10-Q for the quarter ended December 25, 2003)

10.14	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003 (incorporated by reference from Exhibit 10.46 to the Form 10-Q for the quarter ended March 25, 2004)

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

Exhibit No.	Description

31.2	Certification of Frank S. Pellegrino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Frank S. Pellegrino pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	Inline eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 27, 2021.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ FRANK S. PELLEGRINO
Frank S. Pellegrino
Chief Financial Officer, Executive Vice President, Finance and Administration