Form 10-Q
period 2021-12-23
SANFILIPPO JOHN B & SON INC
filed 2022-01-27
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 23, 2021
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
of the Exchange Act).    ☐  Yes    ☒  No
As of January 21, 2022, 8,928,322 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM
10-Q
FOR THE QUARTER ENDED DECEMBER 23, 2021

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Twenty-six Weeks Ended

	December 23, 2021	December 24, 2020	December 23, 2021	December 24, 2020

Net sales	$253,207	$233,575	$479,536	$443,848
Cost of sales	200,977	180,780	375,503	351,721

Gross profit	52,230	52,795	104,033	92,127

Operating expenses:
Selling expenses	23,567	17,694	41,312	29,778
Administrative expenses	10,401	7,305	19,470	15,680
Gain on sale of facility, net	—	—	(2,349)	—

Total operating expenses	33,968	24,999	58,433	45,458

Income from operations	18,262	27,796	45,600	46,669

Other expense:
Interest expense including $203, $165, $392 and $332 to related parties	420	376	791	826
Rental and miscellaneous expense, net	323	365	671	797
Other expense	619	629	1,237	1,259

Total other expense, net	1,362	1,370	2,699	2,882

Income before income taxes	16,900	26,426	42,901	43,787
Income tax expense	3,653	6,541	10,405	11,090

Net income	$13,247	$19,885	$32,496	$32,697
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	364	414	728	830
Income tax expense related to pension adjustments	(95)	(103)	(190)	(207)

Other comprehensive income, net of tax	269	311	538	623

Comprehensive income	$13,516	$20,196	$33,034	$33,320

Net income per common share-basic	$1.15	$1.73	$2.82	$2.85

Net income per common share-diluted	$1.14	$1.72	$2.81	$2.83

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	December 23, 2021	June 24, 2021	December 24, 2020

ASSETS
CURRENT ASSETS:
Cash	$1,027	$672	$1,763
Accounts receivable, less allowance for doubtful accounts of $358, $291 and $325	65,032	66,334	60,495
Inventories	178,741	147,998	155,371
Prepaid expenses and other current assets	12,764	8,568	9,872
Assets held for sale	—	1,595	—

TOTAL CURRENT ASSETS	257,564	225,167	227,501

PROPERTY, PLANT AND EQUIPMENT:
Land	9,150	9,150	9,277
Buildings	102,801	102,666	110,611
Machinery and equipment	228,418	225,529	224,458
Furniture and leasehold improvements	5,296	5,287	5,199
Vehicles	614	614	642
Construction in progress	17,254	12,301	6,577

	363,533	355,547	356,764
Less: Accumulated depreciation	245,607	238,471	244,447

	117,926	117,076	112,317
Rental investment property, less accumulated depreciation of $13,229, $12,825 and $12,422	15,894	16,298	16,701

TOTAL PROPERTY, PLANT AND EQUIPMENT	133,820	133,374	129,018

Intangible assets, net	8,953	9,961	10,968
Cash surrender value of officers’ life insurance and other assets	9,579	10,732	9,017
Deferred income taxes	4,304	6,087	7,288
Goodwill	9,650	9,650	9,650
Operating lease right-of-use assets	2,852	3,484	4,119

TOTAL ASSETS	$426,722	$398,455	$397,561

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	December 23, 2021	June 24, 2021	December 24, 2020

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$35,885	$8,653	$9,169
Current maturities of long-term debt, including related party debt of $586, $627 and $605 and net of unamortized debt issuance costs of $9, $15 and $20	3,909	3,875	3,780
Accounts payable	63,452	48,861	52,140
Bank overdraft	1,668	1,093	1,510
Accrued payroll and related benefits	12,832	24,109	13,470
Other accrued expenses	13,080	10,774	10,907
Income taxes payable	—	2,839	7,012

TOTAL CURRENT LIABILITIES	130,826	100,204	97,988

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $8,088, $8,320 and $8,639 and net of unamortized debt issuance costs of $1, $4 and $10	8,943	10,855	12,817
Retirement plan	35,596	34,919	32,146
Long-term operating lease liabilities, net of current portion	1,504	2,103	2,704
Other	8,050	7,880	7,899

TOTAL LONG-TERM LIABILITIES	54,093	55,757	55,566

TOTAL LIABILITIES	184,919	155,961	153,554

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 9,044,960, 8,988,812 and 8,983,588 shares issued	90	90	90
Capital in excess of par value	127,080	126,271	125,032
Retained earnings	124,298	126,336	128,070
Accumulated other comprehensive loss	(8,487)	(9,025)	(8,007)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	241,803	242,494	244,007

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$426,722	$398,455	$397,561

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock

	Shares	Amount	Shares	Amount					Total

Balance, June 24, 2021	2,597,426	$26	8,988,812	$90	$126,271	$126,336	$(9,025)	$(1,204)	$242,494
Net income						19,249			19,249
Cash dividends ($3.00 per share)						(34,534)			(34,534)
Pension liability amortization, net of income tax expense of $95							269		269
Equity award exercises , net of shares withheld for employee taxes			1,168	—	(16)				(16)
Stock-based compensation expense					703				703

Balance, September 23, 2021	2,597,426	$26	8,989,980	$90	$126,958	$111,051	$(8,756)	$(1,204)	$228,165
Net income						13,247			13,247
Pension liability amortization, net of income tax expense of $95							269		269
Equity award exercises, net of shares withheld for employee taxes			54,980	—	(946)				(946)
Stock-based compensation expense					1,068				1,068

Balance, December 23, 2021	2,597,426	$26	9,044,960	$90	$127,080	$124,298	$(8,487)	$(1,204)	$241,803

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock

	Shares	Amount	Shares	Amount					Total

Balance, June 25, 2020	2,597,426	$26	8,939,890	$89	$123,899	$124,058	$(8,630)	$(1,204)	$238,238
Net income						12,812			12,812
Cash dividends ($2.50 per share)						(28,685)			(28,685)
Pension liability amortization, net of income tax expense of $104							312		312
Equity award exercises			221	—	—				—
Stock-based compensation expense					622				622

Balance, September 24, 2020	2,597,426	$26	8,940,111	$89	$124,521	$108,185	$(8,318)	$(1,204)	$223,299
Net income						19,885			19,885
Pension liability amortization, net of income tax expense of $103							311		311
Equity award exercises , net of shares withheld for employee taxes			43,477	1	(487)				(486)
Stock-based compensation expense					998				998

Balance, December 24, 2020	2,597,426	$26	8,983,588	$90	$125,032	$128,070	$(8,007)	$(1,204)	$244,007

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Twenty-six Weeks Ended
	December 23, 2021	December 24, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,496	$32,697
Depreciation and amortization	9,143	9,089
Gain on disposition of assets, net	(1,765)	(2,530)
Deferred income tax expense (benefit)	1,783	(500)
Stock-based compensation expense	1,771	1,620
Change in assets and liabilities:
Accounts receivable, net	1,302	(1,247)
Inventories	(30,743)	16,697
Prepaid expenses and other current assets	(3,429)	(1,557)
Accounts payable	16,244	16,244
Accrued expenses	(8,971)	(11,993)
Income taxes payable	(3,606)	1,871
Other long-term assets and liabilities	379	344
Other, net	1,216	1,200

Net cash provided by operating activities	15,820	61,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,485)	(11,121)
Proceeds from dispositions of assets, net	3,950	294
Other	(354)	93

Net cash used in investing activities	(5,889)	(10,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings (repayments)	27,232	(17,839)
Principal payments on long-term debt	(1,887)	(3,432)
Increase (decrease) in bank overdraft	575	(531)
Dividends paid	(34,534)	(28,685)
Taxes paid related to net share settlement of equity awards	(962)	(486)

Net cash used in financing activities	(9,576)	(50,973)

NET INCREASE IN CASH	355	228
Cash, beginning of period	672	1,535

Cash, end of period	$1,027	$1,763

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

•	References herein to fiscal 2022 and fiscal 2021 are to the 53 week fiscal year ending June 30, 2022 and the 52 week fiscal year ended June 24, 2021, respectively.

•	References herein to the second quarter of fiscal 2022 and fiscal 2021 are to the quarters ended December 23, 2021 and December 24, 2020, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2022 and fiscal 2021 are to the twenty-six weeks ended December 23, 2021 and December 24, 2020, respectively.
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
The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet data as of June 24, 2021 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2021 Annual Report on Form
10-K
for the fiscal year ended June 24, 2021.
Note 2 – Revenue Recognition
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
Contract Balances
Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. The contract asset balance at June 24, 2021 was $74 and was recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. There was no contract asset balance for the other periods presented. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.
Disaggregation of Revenue
Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended		For the Twenty-six Weeks Ended

Distribution Channel	December 23, 2021	December 24, 2020	December 23, 2021	December 24, 2020

Consumer	$203,479	$192,029	$383,240	$358,786
Commercial Ingredients	27,756	20,536	55,912	43,347
Contract Packaging	21,972	21,010	40,384	41,715

Total	$253,207	$233,575	$479,536	$443,848

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
We determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use
assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use
assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. None of our leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 4.8 years.
It is our accounting policy to not apply lease recognition requirements to short term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We have also made the policy election to not separate lease and non-lease
components for all leases.
The following table provides supplemental information related to operating lease right-of-use
assets and liabilities:

	December 23, 2021	June 24, 2021	December 24, 2020	Affected Line Item in Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$2,852	$3,484	$4,119	Operating lease right-of-use assets

Total lease right-of-use assets	$2,852	$3,484	$4,119

Liabilities
Current:
Operating leases	$1,392	$1,430	$1,429	Other accrued expenses
Noncurrent:
Operating leases	1,504	2,103	2,704	Long-term operating lease liabilities

Total lease liabilities	$2,896	$3,533	$4,133

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 23, 2021	December 24, 2020	December 23, 2021	December 24, 2020

Operating lease costs (a)	$470	$477	$914	$950
Variable lease costs (b)	19	17	36	37

Total Lease Cost	$489	$494	$950	$987

(a)	Includes short-term leases which are immaterial.
(b)	Variable lease costs consist of sales tax.

Supplemental cash flow and other information related to leases was as follows:

	For the Twenty-six Weeks Ended
	December 23, 2021	December 24, 2020

Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$794	$810
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$89	$490

	December 23, 2021	June 24, 2021	December 24, 2020

Weighted Average Remaining Lease Term (in years)	2.5	2.8	3.1
Weighted Average Discount Rate	4.2%	4.3%	4.3%
Maturities of operating lease liabilities as of December 23, 2021 are as follows:

Fiscal year ending
June 30, 2022 (excluding the twenty-six weeks ended December 23, 2021)	$772
June 29, 2023	1,280
June 27, 2024	637
June 26, 2025	260
June 25, 2026	86
June 24, 2027	7
Thereafter	—

Total lease payment	3,042
Less imputed interest	(146)

Present value of operating lease liabilities	$2,896

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
non-lease
components such as recurring utility and storage fees. Leases between related parties are immaterial.
Leasing revenue is as follows:

	For the Quarter ended		For the Twenty-six weeks ended
	December 23, 2021	December 24, 2020	December 23, 2021	December 24, 2020

Lease income related to lease payments	$408	$452	$818	$903

The future minimum, undiscounted fixed cash flows under
non-cancelable
tenant operating leases for each of the next five years and thereafter is presented below.

Fiscal year ending
June 30, 2022 (excluding the twenty-six weeks ended December 23, 2021)	$880
June 29, 2023	1,794
June 27, 2024	1,818
June 26, 2025	1,228
June 25, 2026	670
June 24, 2027	614
Thereafter	—

$7,004
Note 4 – Inventories
Inventories consist of the following:

	December 23, 2021	June 24, 2021	December 24, 2020

Raw material and supplies	$71,960	$64,219	$66,793
Work-in-process and finished goods	106,781	83,779	88,578

Total	$178,741	$147,998	$155,371

Note 5 – Goodwill and Intangible Assets
Identifiable intangible assets that are subject to amortization consist of the following:

	December 23, 2021	June 24, 2021	December 24, 2020

Customer relationships	$21,100	$21,100	$21,100
Brand names	16,990	16,990	16,990
Non-compete agreement	270	270	270

	38,360	38,360	38,360
Less accumulated amortization:
Customer relationships	(18,279)	(17,643)	(17,008)
Brand names	(10,908)	(10,562)	(10,217)
Non-compete agreement	(220)	(194)	(167)

	(29,407)	(28,399)	(27,392)

Net intangible assets	$8,953	$9,961	$10,968

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the
Squirrel Brand
and
Southern Style Nuts
brand names.
Total amortization expense related to intangible assets, which is a component of “Administrative expenses” on the Consolidated Statements of Comprehensive Income, was $504 and $1,008 for the quarter and twenty-six
weeks ended December 23, 2021, respectively. Amortization expense for the remainder of fiscal 2022 is expected to be approximately $888 and expected amortization expense the next five fiscal years is as follows:

Fiscal year ending
June 29, 2023	$1,657
June 27, 2024	1,414
June 26, 2025	1,156
June 25, 2026	861
June 24, 2027	690
Our net goodwill of $9,650 relates entirely to the Squirrel Brand acquisition completed in the second quarter of fiscal 2018. There was no change in the carrying amount of goodwill during the twenty-six
weeks ended December 23, 2021.

Note 6 – Credit Facility

Our Amended and Restated Credit Agreement dated March 5, 2020 provides for a $117,500 senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by substantially all our assets other than machinery and equipment, real property and fixtures.
At December 23, 2021, we had $77,330 of available credit under the Credit Facility which reflects borrowings of $35,885 and reduced availability as a result of $4,285 in outstanding letters of credit. As of December 23, 2021, we were in compliance with all financial covenants under the Credit Facility and Mortgage Facility.
Note 7 – Earnings Per Common Share
The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 23, 2021	December 24, 2020	December 23, 2021	December 24, 2020
Weighted average number of shares outstanding – basic	11,531,844	11,493,759	11,525,730	11,485,523
Effect of dilutive securities:
Restricted stock units	44,812	39,767	56,912	56,534

Weighted average number of shares outstanding – diluted	11,576,656	11,533,526	11,582,642	11,542,057

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for any periods presented.
Note 8 – Stock-Based Compensation Plans
During the second quarter of fiscal 2022, there were 53,524 restricted stock units (“RSUs”) awarded to employees and non-employee
members of the Board of Directors. The vesting period is generally three years for awards to employees and one year for awards to non-employee
directors.
The following is a summary of RSU activity for the first half of fiscal 2022:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value

Outstanding at June 24, 2021	159,846	$58.05
Activity:
Granted	53,524	75.94
Vested (a)	(67,598)	45.91
Forfeited	—	—

Outstanding at December 23, 2021	145,772	$70.25

(a)	The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.
At December 23, 2021, there were 23,356 RSUs outstanding that were vested but deferred.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 23, 2021	December 24, 2020	December 23, 2021	December 24, 2020

Stock-based compensation expense	$1,068	$998	$1,771	$1,620
As of December 23, 2021, there was $6,064 of total unrecognized compensation expense related to non-vested
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

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 23, 2021	December 24, 2020	December 23, 2021	December 24, 2020

Service cost	$247	$236	$495	$472
Interest cost	255	215	509	429
Amortization of prior service cost	—	119	—	239
Amortization of loss	364	295	728	591

Net periodic benefit cost	$866	$865	$1,732	$1,731

The components of net periodic benefit cost other than the service cost component are included in the line item “Other expense” in the Consolidated Statements of Comprehensive Income.

Note 10 – Accumulated Other Comprehensive Loss
The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the twenty-six
weeks ended December 23, 2021 and December 24, 2020.
These changes are all related to our defined benefit pension plan.

	For the Twenty-Six Weeks Ended
Changes to AOCL (a)	December 23, 2021	December 24, 2020

Balance at beginning of period	$(9,025)	$(8,630)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	728	830
Tax effect	(190)	(207)

Net current-period other comprehensive income	538	623

Balance at end of period	$(8,487)	$(8,007)

(a)	Amounts in parenthesis indicate debits/expense.
The reclassifications out of AOCL for the quarter and
twenty-six
weeks ended December 23, 2021 and December 24, 2020 were as follows:

					Affected line item in the Consolidated Statements of Comprehensive Income
Reclassifications from AOCL to earnings (b)	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 23, 2021	December 24, 2020	December 23, 2021	December 24, 2020

Amortization of defined benefit pension items:
Unrecognized prior service cost	$—	$(119)	$—	$(239)	Other expense
Unrecognized net loss	(364)	(295)	(728)	(591)	Other expense

Total before tax	(364)	(414)	(728)	(830)
Tax effect	95	103	190	207	Income tax expense

Amortization of defined pension items, net of tax	$(269)	$(311)	$(538)	$(623)

(b)	Amounts in parenthesis indicate debits to expense. See Note 9 – “Retirement Plan” above for additional details.
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
The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	December 23, 2021	June 24, 2021	December 24, 2020

Carrying value of long-term debt:	$12,862	$14,749	$16,627
Fair value of long-term debt:	14,282	16,210	17,180
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
We completed shelling of the 2019 peanut crop during the second quarter of fiscal 2021 and the facility was used to store and ship inshell peanuts through the remainder of fiscal 2021, at which time the Company decided to permanently cease all operations at the Garysburg facility.
During the first quarter of fiscal 2022 we sold the Garysburg property and remaining equipment located at the property to a third party for $4,000, subject to customary adjustments to reflect closing costs, which resulted in a $2,349 gain.

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
In October 2020, the FASB issued ASU
No. 2020-10
“Codification Improvements”
. This ASU was issued to address a wide variety of topics in the Accounting Standard Codification with the intent to make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications. ASU
No. 2020-10
was adopted in the first quarter of fiscal 2022 and did not have a material impact on our Consolidated Financial Statements.
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

•	References herein to fiscal 2022 and fiscal 2021 are to the fiscal year for the 53 weeks ending June 30, 2022 and the fiscal year for the 52 weeks ended June 24, 2021, respectively.

•	References herein to the second quarter of fiscal 2022 and fiscal 2021 are to the quarters ended December 23, 2021 and December 24, 2020, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2021 and fiscal 2020 are to the twenty-six weeks ended December 23, 2021 and December 24, 2020, respectively.
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
platforms and retailers.
We face a number of challenges in the future, which include intensified competition on pricing and for market share from both private brand and name brand nut products. We face changing industry trends as consumer preferences evolve. We have observed consumers shopping in smaller store formats like grocery, using delivery apps for shopping and generally migrating more of their shopping online. Additionally, in recent months we have faced challenges with shortages and cost increases for shipping pallets, resin-based packaging, imported materials, transportation and shipping availability and labor at our production facilities. We have also experienced supply chain issues related to transportation delays. These shortages and related challenges have impacted our operations and resulted in increased expenses and manufacturing inefficiencies that have adversely impacted (and may continue to impact) our net income. We anticipate pricing relief in some of these areas in the coming quarters if and as shortages decrease, but we expect that some costs may remain elevated or unpredictable for a longer period of time. We are working with our vendors, customers and suppliers to source additional raw materials and packaging supplies and to remain flexible in obtaining the transportation and labor services we need. If these shortages and other supply chain issues continue, and we cannot secure adequate supplies to fulfill customer orders or cannot obtain the transportation and labor services we need, they could have an unfavorable impact on net sales and our operations in the remainder of this fiscal year. In addition, there is an additional risk of not being able to pass (in part or in full) such potential cost increases onto our customers in a timely manner.

We will continue to focus our promotional and advertising activity to invest in our brands to achieve growth. We intend to execute an omnichannel approach to win in key categories including recipe nuts, nut flours, snack nuts, trail mix and snacking. We continue to see strong
e-commerce
performance across our branded portfolio and anticipate taking various actions to accelerate that growth across a variety of established and emerging platforms. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory compliance and the maintenance and growth of our customer base for branded and private label products. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.
COVID-19
Impacts
We will continue to face challenges in our fiscal 2022 as a result of the
COVID-19
pandemic and the uncertainty of future local, state and federal restrictions aimed to mitigate and control the pandemic. During the fourth quarter of fiscal 2021 and into the first half of fiscal 2022, as various
COVID-19
vaccines became more widely distributed and accepted by the public and indoor dining restrictions were again loosened, we saw a significant improvement in quarterly sales volume with our foodservice, restaurant, convenience store and non-essential
retail customers. However, demand from these customers could be negatively impacted in the third quarter if conditions deteriorate as a result of the recent surge in
COVID-19
cases due to the Omicron variant, a more contagious strain of
COVID-19.
Our financial results could be adversely impacted if the decrease in sales to foodservice, restaurant, convenience store and non-essential
retail customers is not offset by an increase in sales in our consumer channel that is driven by customers eating at home.
Also, during fiscal 2021 and into the first half of fiscal 2022, we have experienced the implications from a shortage in capacity in the transportation industry. Compounding this driver shortage is an increase in demand driven by additional spending on consumer goods, which has led to periodic shortages of shipping containers, container chassis, space on container ships and trains and capacity constraints at U.S. ports. This tightening in transportation capacity is expected to continue further into fiscal 2022, and it has led to increased transportation costs and may lead to potential disruptions in service to our customers and from our suppliers. While we have mitigated some of the impact from transportation shortages and increased prices of transportation, we may continue to face an unpredictable transportation environment, and there is no guarantee our mitigation strategies will continue to be effective.
The Company’s
COVID-19
crisis team continues to meet on a regular basis to discuss risks faced by the Company and mitigation strategies. We continue to follow recommendations made by state and federal regulators and health agencies to ensure the safety and health of our employees as those recommendations change and evolve. We update and enhance these measures as new guidance is provided. In addition, we have extended personal time off for those employees who are ill or must self-quarantine and hosted several free, voluntary on-site
COVID-19
vaccination clinics for our employees and their family members. We highly encourage our employees to get vaccinated (including booster shots) and provide incentives to those who do.
We have worked closely with our domestic and global suppliers to source and maintain a consistent supply of raw materials, ingredients and packaging. To date, none of our manufacturing facilities have been significantly impacted by this pandemic other than from manufacturing inefficiencies due to production scheduling challenges. However, recent surges in
COVID-19
cases due to the Omicron variant could have a negative impact on our plant personnel attendance rates, our suppliers’ ability to maintain supply of key materials and, therefore, our operations. We have contingency plans in place to help reduce the negative impact if one or more of our manufacturing facilities encounters a partial or full shut down.

QUARTERLY HIGHLIGHTS
Our net sales of $253.2 million for the second quarter of fiscal 2022 increased 8.4% from our net sales of $233.6 million for the second quarter of fiscal 2021. Net sales for the first twenty-six
weeks of fiscal 2022 increased by $35.7 million, or 8.0%, to $479.5 million compared to the first twenty-six
weeks of fiscal 2021.
Sales volume, measured as pounds sold to customers, increased 6.0% for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. Sales volume for the first twenty-six
weeks of fiscal 2022 increased 9.7% compared to the first
twenty-six
weeks of fiscal 2021.
Gross profit decreased by $0.6 million, and our gross profit margin, as a percentage of net sales, decreased to 20.6% for the second quarter of fiscal 2022 compared to 22.6% for the second quarter of fiscal 2021. Gross profit increased $11.9 million and our gross profit margin increased to 21.7% from 20.8% for the first twenty-six
weeks of fiscal 2022 compared to the first
twenty-six
weeks of fiscal 2021.
Total operating expenses for the second quarter of fiscal 2022 increased by $9.0 million, or 35.9%, compared to the second quarter of fiscal 2021. As a percentage of net sales, total operating expenses in the second quarter of fiscal 2022 increased to 13.4% from 10.7% for the second quarter of fiscal 2021. For the first half of fiscal 2022, total operating expenses increased by $13.0 million, to 12.2% of net sales compared to 10.2% for the first half of fiscal 2021.
The total value of inventories on hand at the end of the second quarter of fiscal 2022 increased by $23.4 million, or 15.0%, in comparison to the total value of inventories on hand at the end of the second quarter of fiscal 2021.
We have seen acquisition costs for dried fruit and most major nut categories increase in the 2021 crop year (which falls into our current 2022 fiscal year). We completed procurement of inshell walnuts during the first half of fiscal 2022. During the third quarter, we will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual final liability will be determined during the third quarter of fiscal 2022 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS
Net Sales
Our net sales increased 8.4% to $253.2 million in the second quarter of fiscal 2022 compared to net sales of $233.6 million for the second quarter of fiscal 2021. The increase in net sales was primarily attributable to a 6.0% increase in sales volume, which is defined as pounds sold to customers, and a 2.3% increase in the weighted average sales price per pound. The increase in the weighted average selling price per pound came from a shift in product mix from lower priced peanuts to higher priced trail and snack mixes and tree nuts as consumer preferences favored higher priced products in the current second quarter.
For the first
twenty-six
weeks of fiscal 2022 our net sales were $479.5 million, an increase of $35.7 million, or 8.0%, compared to the same period of fiscal 2021. The increase in net sales was primarily attributable to a 9.7% increase in sales volume, which was partially offset by a 1.5% decrease in the weighted average selling price per pound for our products. The decline in the weighted average selling price resulted from a decline in commodity acquisition costs for all major tree nuts except cashews.
The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
Product Type	December 23, 2021	December 24, 2020	December 23, 2021	December 24, 2020
Peanuts	16.6%	18.8%	17.1%	19.1%
Pecans	15.7	15.0	12.4	12.0
Cashews & Mixed Nuts	20.9	23.1	21.6	23.4
Walnuts	7.0	7.2	6.4	6.9
Almonds	9.0	9.2	9.8	10.8
Trail & Snack Mixes	25.1	22.2	26.5	22.5
Other	5.7	4.5	6.2	5.3

Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	December 23, 2021	Percentage of Total	December 24, 2020	Percentage of Total	$ Change	Percent Change
Consumer (1)	$203,479	80.3%	$192,029	82.2%	$11,450	6.0%
Commercial Ingredients	27,756	11.0	20,536	8.8	7,220	35.2
Contract Packaging	21,972	8.7	21,010	9.0	962	4.6

Total	$253,207	100.0%	$233,575	100.0%	$19,632	8.4%

(1)
Sales of branded products were approximately 28% and 30% of total consumer sales during each of the second quarter of fiscal 2022 and fiscal 2021, respectively.
Fisher
branded products were approximately 71% and 74% of branded sales during the second quarter of fiscal 2022 and fiscal 2021, respectively, with
Orchard Valley Harvest
branded
products accounting for the majority of the remaining branded product sales.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Twenty-six Weeks Ended
Distribution Channel	December 23, 2021	Percentage of Total	December 24, 2020	Percentage of Total	$ Change	Percent Change
Consumer (1)	$383,240	79.9%	$358,786	80.8%	$24,454	6.8%
Commercial Ingredients	55,912	11.7	43,347	9.8	12,565	29.0
Contract Packaging	40,384	8.4	41,715	9.4	(1,331)	(3.2)

Total	$479,536	100.0%	$443,848	100.0%	$35,688	8.0%

(1)
Sales of branded products were approximately 24% and 27% of total consumer sales during the first twenty-six
weeks of fiscal 2022 and fiscal 2021, respectively.
Fisher
branded products were approximately 67% and 70% of branded sales during the first twenty-six
weeks of fiscal 2022 and fiscal 2021, respectively, with
Orchard Valley Harvest
branded
products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased $11.5 million, or 6.0%, and sales volume increased 2.2% in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. The sales volume increase was driven by increased sales of private brand trail and snack mixes, almonds and mixed nuts mainly from new distribution at existing customers, which was partially offset by a decrease in sales for private brand peanuts and cashews. Sales volume increases for all of our branded products with the exception of
Fisher
snack nuts also contributed to the sales volume increase. Sales volume of
Fisher
recipe nuts increased 9.6% as a result of increased distribution and merchandising activity at two existing grocery customers. Sales volume for
Fisher
snack nuts decreased 45.0%, primarily as a result of the discontinuance of our inshell peanut product line, which occurred in the fourth quarter of fiscal 2021, and a seasonal rotation at a club store that did not repeat in the current second quarter. Sales volume of
Orchard Valley Harvest
products increased 4.1% due to increased sales at a major customer in the non-food
sector, as this retailer continues to recover from
COVID-19
restrictions, and new distribution at an internet retailer. These gains were partially offset by reduced merchandising activity and item discontinuance at a mass merchandising retailer. Sales volume of
Southern Style Nuts
increased 8.5% due to increased promotional activity at a current club store customer.
In the first
twenty-six
weeks of fiscal 2022, net sales in the consumer distribution channel increased $24.5 million, or 6.8%, and sales volume increased 7.2% compared to the same period of fiscal 2021. The sales volume increase was driven by increased sales of private brand trail and snack mixes and mixed nuts mainly from new distribution at existing customers, which was partially offset by a decrease in sales volume for private brand peanuts and a sales volume decline for our
Fisher
snack nuts for the same reasons cited in the quarterly comparison.
Net sales in the commercial ingredients distribution channel increased 35.2% in dollars and 27.1% in sales volume in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. The increase in sales volume was due to a 42.7% increase in sales volume in our foodservice business. The sales volume increase in our foodservice business was attributable to improved conditions in the restaurant industry from fewer
COVID-19
restrictions.
In the first
twenty-six
weeks of fiscal 2022, net sales in the commercial ingredients distribution channel increased 29.0% in dollars and 32.0% in sales volume compared to the same period of fiscal 2021. The increase in sales volume was due to a 45.2% increase in sales volume in our foodservice business, which occurred for the same reason cited in the quarterly comparison.
Net sales in the contract packaging distribution channel increased 4.6% in dollars and 11.4% in sales volume in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. The increase in sales volume was primarily due to increased promotional and merchandising activity and increased distribution by a major customer in this channel.

In the first
twenty-six
weeks of fiscal 2022, net sales in the contract packaging distribution channel decreased 3.2% in dollars and sales volume increased 3.8% compared to the first twenty-six
weeks of fiscal 2021. The increase in sales volume occurred for the same reasons cited in the quarterly comparison, which was partially offset by promotional activity by the same customer that did not recur in the current year first quarter.
Gross Profit
Gross profit decreased by $0.6 million, or 1.1%, to $52.2 million for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. Our gross profit margin, as a percentage of net sales, decreased to 20.6% for the second quarter of fiscal 2022 compared to 22.6% for the second quarter of fiscal 2021. The decreases in gross profit and gross profit margin were mainly attributable to manufacturing scheduling inefficiencies due to supply chain issues, and inflationary cost increases including labor, freight and manufacturing supplies, which were partially offset by increased sales volume.
Gross profit was $104.0 million for the first
twenty-six
weeks of fiscal 2022 compared to $92.1 million for the first twenty-six
weeks of fiscal 2021. Our gross profit margin, as a percentage of sales, increased to 21.7% for the first twenty-six
weeks of fiscal 2022 compared to 20.8% for the first
twenty-six
weeks of fiscal 2021. The increases in gross profit and gross profit margin in the year to date comparison were primarily attributable to lower commodity acquisition costs for all major tree nuts except cashews and increased sales volume, which were partially offset by the manufacturing inefficiencies and inflationary cost increases cited in the quarterly comparison.
Operating Expenses
Total operating expenses for the second quarter of fiscal 2022 increased by $9.0 million, or 35.9%, to $34.0 million. Operating expenses increased to 13.4% of net sales for the second quarter of fiscal 2022 compared to 10.7% of net sales for the second quarter of fiscal 2021.
Selling expenses for the second quarter of fiscal 2022 were $23.6 million, an increase of $5.9 million, or 33.2%, from the second quarter of fiscal 2021. The increase was driven primarily by a $3.0 million increase in advertising, consumer insight research and related consulting expenses, a $1.9 million increase in freight expense due to higher rates and an increase in sales pounds shipped, a $0.3 million increase in commissions expense and a $0.3 million increase in payroll and payroll-related expenses.
Administrative expenses for the second quarter of fiscal 2022 were $10.4 million compared to $7.3 million for the second quarter of fiscal 2021. The increase was due to a $2.8 million decrease in the gain on asset disposals, primarily driven by an insurance settlement gain of $2.3 million in the second quarter of fiscal 2021 related to the fire that occurred in our Garysburg, North Carolina facility that did not reoccur in the current quarter.
Total operating expenses for the first
twenty-six
weeks of fiscal 2022 increased by $13.0 million, or 28.5%, to $58.4 million. Operating expenses increased to 12.2% of net sales for the first half of fiscal 2022 compared to 10.2% of net sales for the first half of fiscal 2021.
Selling expenses for the first
twenty-six
weeks of fiscal 2022 were $41.3 million, an increase of $11.5 million, or 38.7%, from the amount recorded for the first twenty-six
weeks of fiscal 2021. The increase was driven primarily by a $5.3 million increase in advertising, consumer insight research and related consulting expenses, a $4.3 million increase in freight expense for the same reasons cited in the quarterly comparison, a $0.8 million increase in payroll and payroll related expenses and a $0.5 million increase in commissions expense.
Administrative expenses for the first
twenty-six
weeks of fiscal 2022 were $19.5 million, an increase of $3.8 million, or 24.2%, compared to the same period of fiscal 2021. The increase was primarily due to a $3.1 million decrease in the gain on asset disposals, mainly resulting from the insurance settlement discussed above combined with losses on current year disposals. A $0.3 million increase in payroll and payroll-related expenses also contributed to the increase.
The $2.3 million gain on sale of facility, net is the result of the sale of our Garysburg, North Carolina facility that occurred in the first quarter of fiscal 2022.

Income from Operations
Due to the factors discussed above, income from operations was $18.3 million, or 7.2% of net sales, for the second quarter of fiscal 2022 compared to $27.8 million, or 11.9% of net sales, for the second quarter of fiscal 2021.
Due to the factors discussed above, income from operations was $45.6 million, or 9.5% of net sales, for the first twenty-six
weeks of fiscal 2022 compared to $46.7 million, or 10.5% of net sales, for the first twenty-six
weeks of fiscal 2021.
Interest Expense
Interest expense was $0.4 million for both the second quarter of fiscal 2022 and fiscal 2021. Interest expense was $0.8 million for both the first two quarters of fiscal 2022 and fiscal 2021.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $0.3 million for the second quarter of fiscal 2022 compared to $0.4 million for the second quarter of fiscal 2021. Net rental and miscellaneous expense was $0.7 million for the first twenty-six
weeks of fiscal 2022 compared to $0.8 million for the first
twenty-six
weeks of fiscal 2021.
Other Expense
Other expense consists of pension related expenses other than the service cost component and was $0.6 million for both the second quarter of fiscal 2022 and fiscal 2021. Other expense was $1.2 million for the first twenty-six
weeks of fiscal 2022 compared to $1.3 million for the first
twenty-six
weeks of fiscal 2021.
Income Tax Expense
Income tax expense was $3.7 million, or 21.6% of income before income taxes (the “Effective Tax Rate”), for the second quarter of fiscal 2022 compared to $6.5 million, or 24.8% of income before income taxes, for the second quarter of fiscal 2021. For the first twenty-six
weeks of fiscal 2022, income tax expense was $10.4 million, or 24.3% of income before income taxes, compared to $11.1 million, or 25.3% of income before income taxes, for the comparable period last year. The decrease in the Effective Tax Rate for both the quarterly and twenty-six
week periods is mainly due to the favorable impact of $0.7 million of discrete tax benefits recognized in the current second quarter.
Net Income
Net income was $13.2 million, or $1.15 per common share basic and $1.14 per common share diluted, for the second quarter of fiscal 2022, compared to $19.9 million, or $1.73 per common share basic and $1.72 per common share diluted, for the second quarter of fiscal 2021.
Net income was $32.5 million, or $2.82 per common share basic and $2.81 per common share diluted, for the first twenty-six
weeks of fiscal 2022, compared to net income of $32.7 million, or $2.85 per common share basic and $2.83 per common share diluted, for the first twenty-six
weeks of fiscal 2021.
LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan through growing our branded and private label nut programs and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products, increase consumer insight capabilities and promotional efforts, consummate strategic investments and business acquisitions such as the fiscal 2018 acquisition of the Squirrel Brand business, reinvest in the Company through capital expenditures, develop new products, pay cash dividends and explore other growth strategies outlined in our Strategic Plan.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first half of fiscal 2022 and 2021, respectively (dollars in thousands):

	December 23, 2021	December 24, 2020	$ Change
Operating activities	$15,820	$61,935	$(46,115)
Investing activities	(5,889)	(10,734)	4,845
Financing activities	(9,576)	(50,973)	41,397

Net increase in cash	$355	$228	$127

Operating Activities
Net cash provided by operating activities was $15.8 million for the first twenty-six
weeks of fiscal 2022 compared to $61.9 million for the comparative period of fiscal 2021. The decrease in operating cash flow was primarily due to an increased use of working capital for inventory compared to the first twenty-six
weeks of fiscal 2021 primarily due to increasing commodity acquisition costs.
Total inventories were $178.7 million at December 23, 2021, an increase of $30.7 million, or 20.8%, from the inventory balance at June 24, 2021, and an increase of $23.4 million, or 15.0%, from the inventory balance at December 24, 2020. The increase in inventory at December 23, 2021 compared to June 24, 2021 was primarily due to higher commodity acquisition costs for almost all tree nuts, peanuts, dried fruit and other raw materials and higher quantities of inshell walnuts on hand, which were partially offset by lower quantities of inshell pecans on hand. The increase in inventories at December 23, 2021 compared to December 24, 2020 was primarily due to higher commodity acquisition costs as noted above, which were partially offset by lower quantities of inshell pecans and cashews on hand.
Raw nut and dried fruit input stocks, some of which are classified as work in process, decreased by 9.9 million pounds, or 16.7%, at December 23, 2021 compared to December 24, 2020 due to lower quantities of inshell pecans, peanuts and cashews on hand. The weighted average cost per pound of raw nut input stocks on hand at the end of the second quarter of fiscal 2022 increased 24.4% compared to the end of the second quarter of fiscal 2021 primarily due to higher commodity acquisition costs for almost all input stock items, which was partially offset by lower quantities of inshell pecans and cashews.
Investing Activities
Cash used in investing activities was $5.9 million during the first twenty-six
weeks of fiscal 2022 compared to $10.7 million for the same period last year. Capital asset purchases were $9.5 million during the first half of fiscal 2022 compared to $11.1 million for the first half of fiscal 2021. Partially offsetting the fiscal 2022 cash outflows for capital asset purchases was $4.0 million cash proceeds (subject to customary adjustments to reflect closing costs) resulting from the sale of our Garysburg, North Carolina facility. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2022 to be approximately $18.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.
Financing Activities
Cash used in financing activities was $9.6 million during the first twenty-six
weeks of fiscal 2022 compared to $51.0 million for the same period last year. Net borrowings under our Credit Facility were $27.2 million during the first half of fiscal 2022 compared to net repayments of $17.8 million for the first half of fiscal 2021. The increase in credit facility borrowings was primarily due to increasing commodity acquisition costs. Dividends paid in the first half of fiscal 2022 were approximately $5.8 million higher than dividends paid in the same period last year.
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
At December 23, 2021, the weighted average interest rate for the Credit Facility was 2.1%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance
with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of December 23, 2021, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At December 23, 2021, we had $77.3 million of available credit under the Credit Facility. If this entire amount were borrowed at December 23, 2021, we would still be in compliance with all restrictive covenants under the Credit Facility.
Mortgage Facility
The Mortgage Facility matures on March 1, 2023. On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum. Monthly principal payments on the Mortgage Facility in the amount of $0.3 million commenced on June 1, 2008.
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance
with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of December 23, 2021, we were in compliance with all covenants under the Mortgage Facility and a total principal amount of $4.2 million was outstanding.

Selma Property
In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year
term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of December 23, 2021, $8.7 million of the debt obligation was outstanding.
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

FORWARD LOOKING STATEMENTS
Some of the statements in this report are forward-looking (including statements concerning our expectations regarding market risk and the impact of the purchasing decisions of major customers). These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) sales activity for the Company’s products, such as a decline in sales to one or more key customers (of branded products, private label products or otherwise), or to customers generally, in some or all channels, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (ii) changes in the availability and costs of raw materials and ingredients and the impact of fixed price commitments with customers; (iii) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (v) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures, including competition in the recipe nut category; (vi) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (vii) the ability of the Company to control costs (including inflationary costs) and manage shortages in areas such as transportation and labor; (viii) uncertainty in economic conditions, including the potential for inflation or economic downturn, particularly in light of
COVID-19;
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
as of December 23, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 23, 2021, the Company’s disclosure controls and procedures were effective.
In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule
13a-15(f))
during the quarter ended December 23, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, see Note 11 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form
10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report on Form
10-Q,
you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form
10-K
for the fiscal year ended June 24, 2021. There were no significant changes to the risk factors identified on the Form
10-K
for the fiscal year ended June 24, 2021 during the second quarter of fiscal 2022.
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

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation
S-K)

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015)

*10.1	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003)

*10.2	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004)

*10.3	Restated Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007)

*10.4	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.01 to the Form 8-K filed on May 5, 2009)

*10.5	2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014)

*10.6	Amendment No. 1 to the 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016)

*10.7	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2020, 2021 and 2022 awards cycle) (incorporated by reference from Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015)

Exhibit No.	Description

*10.8	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2021 and 2022 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

*10.9	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2020 awards cycle) (incorporated by reference from Exhibit 10.20 to the Form 10-Q for the quarter ended December 28, 2017)

*10.10	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2021 and 2022 awards cycle) (incorporated by reference from Exhibit 10.10 to the Form 10-Q for the quarter ended December 24, 2020)

*10.11	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015 (incorporated by reference from Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015)

10.12	Amended and restated Credit Agreement dated as of March 5, 2020, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 11, 2020)

10.13	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003 (incorporated by reference from Exhibit 10.34 to the Form 10-Q for the quarter ended December 25, 2003)

10.14	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003 (incorporated by reference from Exhibit 10.46 to the Form 10-Q for the quarter ended March 25, 2004)

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Frank S. Pellegrino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

Exhibit No.	Description

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Frank S. Pellegrino pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	Inline eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 27, 2022.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ F RANK S. P ELLEGRINO
Frank S. Pellegrino
Chief Financial Officer, Executive Vice President, Finance and Administration