Form 10-Q
period 2022-03-24
SANFILIPPO JOHN B & SON INC
filed 2022-04-27
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 24, 2022
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
(Registrant’s Telephone Number,Including Area Code)

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
of the Exchange Act).    ☐  Yes    ☒  No
As of April 22, 2022, 8,928,520 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 24, 2022

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 24, 2022	March 25, 2021	March 24, 2022	March 25, 2021
Net sales	$218,584	$207,892	$698,120	$651,740
Cost of sales	179,175	161,846	554,678	513,567

Gross profit	39,409	46,046	143,442	138,173

Operating expenses:
Selling expenses	15,584	15,090	56,896	44,868
Administrative expenses	6,401	9,859	25,871	25,539
Gain on sale of facility, net	—	—	(2,349)	—

Total operating expenses	21,985	24,949	80,418	70,407

Income from operations	17,424	21,097	63,024	67,766

Other expense:
Interest expense including $199, $162, $591 and $494 to related parties	531	309	1,322	1,135
Rental and miscellaneous expense, net	403	379	1,074	1,176
Other expense	618	630	1,855	1,889

Total other expense, net	1,552	1,318	4,251	4,200

Income before income taxes	15,872	19,779	58,773	63,566
Income tax expense	3,995	5,078	14,400	16,168

Net income	$11,877	$14,701	$44,373	$47,398
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	363	416	1,091	1,246
Income tax expense related to pension adjustments	(94)	(104)	(284)	(311)

Other comprehensive income, net of tax	269	312	807	935

Comprehensive income	$12,146	$15,013	$45,180	$48,333

Net income per common share-basic	$1.03	$1.28	$3.85	$4.12

Net income per common share-diluted	$1.02	$1.27	$3.83	$4.10

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	March 24, 2022	June 24, 2021	March 25, 2021
ASSETS
CURRENT ASSETS:
Cash	$667	$672	$1,043
Accounts receivable, less allowance for doubtful accounts of $280, $291 and $291	68,704	66,334	64,502
Inventories	211,127	147,998	151,757
Prepaid expenses and other current assets	7,653	8,568	6,481
Assets held for sale	—	1,595	—

TOTAL CURRENT ASSETS	288,151	225,167	223,783

PROPERTY, PLANT AND EQUIPMENT:
Land	9,150	9,150	9,277
Buildings	102,810	102,666	110,739
Machinery and equipment	230,842	225,529	225,583
Furniture and leasehold improvements	5,296	5,287	5,322
Vehicles	614	614	604
Construction in progress	18,077	12,301	9,662

	366,789	355,547	361,187
Less: Accumulated depreciation	249,358	238,471	247,812

	117,431	117,076	113,375
Rental investment property, less accumulated depreciation of $13,431, $12,825 and $12,623	15,692	16,298	16,500

TOTAL PROPERTY, PLANT AND EQUIPMENT	133,123	133,374	129,875

Intangible assets, net	8,509	9,961	10,464
Cash surrender value of officers’ life insurance and other assets	6,472	10,732	9,647
Deferred income taxes	5,104	6,087	5,051
Goodwill	9,650	9,650	9,650
Operating lease right-of-use assets	2,570	3,484	3,758

TOTAL ASSETS	$453,579	$398,455	$392,228

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	March 24, 2022	June 24, 2021	March 25, 2021
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$65,863	$8,653	$26,005
Current maturities of long-term debt, including related party debt of $600, $627 and $616 and net of unamortized debt issuance costs of $7, $15 and $17	3,961	3,875	3,828
Accounts payable	48,918	48,861	43,684
Bank overdraft	1,314	1,093	1,509
Accrued payroll and related benefits	12,646	24,109	19,224
Other accrued expenses	13,113	13,613	12,422

TOTAL CURRENT LIABILITIES	145,815	100,204	106,672

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $7,933, $8,320 and $8,481and net of unamortized debt issuance costs of $0, $4 and $7	7,933	10,855	11,842
Retirement plan	35,935	34,919	32,433
Long-term operating lease liabilities, net of current portion	1,241	2,103	2,359
Other	7,876	7,880	8,019

TOTAL LONG-TERM LIABILITIES	52,985	55,757	54,653

TOTAL LIABILITIES	198,800	155,961	161,325

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 9,046,420, 8,988,812 and 8,988,812 shares issued	90	90	90
Capital in excess of par value	127,910	126,271	125,693
Retained earnings	136,175	126,336	113,993
Accumulated other comprehensive loss	(8,218)	(9,025)	(7,695)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	254,779	242,494	230,903

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$453,579	$398,455	$392,228

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 24, 2021	2,597,426	$26	8,988,812	$90	$126,271	$126,336	$(9,025)	$(1,204)	$242,494
Net income						19,249			19,249
Cash dividends ($3.00 per share)						(34,534)			(34,534)
Pension liability amortization, net of income tax expense of $95							269		269
Equity award exercises, net of shares withheld for employee taxes			1,168	—	(16)				(16)
Stock-based compensation expense					703				703

Balance, September 23, 2021	2,597,426	$26	8,989,980	$90	$126,958	$111,051	$(8,756)	$(1,204)	$228,165
Net income						13,247			13,247
Pension liability amortization, net of income tax expense of $95							269		269
Equity award exercises, net of shares withheld for employee taxes			54,980	—	(946)				(946)
Stock-based compensation expense					1,068				1,068

Balance, December 23, 2021	2,597,426	$26	9,044,960	$90	$127,080	$124,298	$(8,487)	$(1,204)	$241,803
Net income						11,877			11,877
Pension liability amortization, net of income tax expense of $94							269		269
Equity award exercises, net of shares withheld for employee taxes			1,460	—	(48)				(48)
Stock-based compensation expense					878				878

Balance, March 24, 2022	2,597,426	$26	9,046,420	$90	$127,910	$136,175	$(8,218)	$(1,204)	$254,779

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total

Balance, June 25, 2020	2,597,426	$26	8,939,890	$89	$123,899	$124,058	$(8,630)	$(1,204)	$238,238
Net income						12,812			12,812
Cash dividends ($2.50 per share)						(28,685)			(28,685)
Pension liability amortization, net of income tax expense of $104							312		312
Equity award exercises			221	—	—				—
Stock-based compensation expense					622				622

Balance, September 24, 2020	2,597,426	$26	8,940,111	$89	$124,521	$108,185	$(8,318)	$(1,204)	$223,299
Net income						19,885			19,885
Pension liability amortization, net of income tax expense of $103							311		311
Equity award exercises, net of shares withheld for employee taxes			43,477	1	(487)				(486)
Stock-based compensation expense					998				998

Balance, December 24, 2020	2,597,426	$26	8,983,588	$90	$125,032	$128,070	$(8,007)	$(1,204)	$244,007
Net income						14,701			14,701
Cash dividends ($2.50 per share)						(28,778)			(28,778)
Pension liability amortization, net of income tax expense of $104							312		312
Equity award exercises, net of shares withheld for employee taxes			5,224	—	(49)				(49)
Stock-based compensation expense					710				710

Balance, March 25, 2021	2,597,426	$26	8,988,812	$90	$125,693	$113,993	$(7,695)	$(1,204)	$230,903

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Thirty-Nine Weeks Ended
	March 24, 2022	March 25, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,373	$47,398
Depreciation and amortization	13,619	13,665
Gain on disposition of assets, net	(1,754)	(2,733)
Deferred income tax expense	983	1,737
Stock-based compensation expense	2,649	2,330
Change in assets and liabilities:
Accounts receivable, net	(2,370)	(7,553)
Inventories	(63,129)	20,311
Prepaid expenses and other current assets	915	1,834
Accounts payable	1,767	7,498
Accrued expenses	(10,046)	(6,138)
Income taxes payable	(1,917)	(3,727)
Other long-term assets and liabilities	532	605
Other, net	1,823	1,799

Net cash (used in) provided by operating activities	(12,555)	77,026

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,836)	(15,769)
Proceeds from insurance recoveries	—	2,506
Proceeds from dispositions of assets, net	3,950	299
Proceeds from the sale of life insurance policies	3,225	—
Other	(827)	(656)

Net cash used in investing activities	(6,488)	(13,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings (repayments)	57,210	(1,003)
Principal payments on long-term debt	(2,849)	(4,365)
Increase (decrease) in bank overdraft	221	(532)
Dividends paid	(34,534)	(57,463)
Taxes paid related to net share settlement of equity awards	(1,010)	(535)

Net cash provided by (used in) financing activities	19,038	(63,898)

NET DECREASE IN CASH	(5)	(492)
Cash, beginning of period	672	1,535

Cash, end of period	$667	$1,043

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

•	References herein to fiscal 2022 and fiscal 2021 are to the 53 week fiscal year ending June 30, 2022 and the 52 week fiscal year ended June 24, 2021, respectively.

•	References herein to the third quarter of fiscal 2022 and fiscal 2021 are to the quarters ended March 24, 2022 and March 25, 2021, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2022 and fiscal 2021 are to the thirty-nine weeks ended March 24, 2022 and March 25, 2021, respectively.
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
Disaggregation of Revenue
Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Distribution Channel	March 24, 2022	March 25, 2021	March 24, 2022	March 25, 2021
Consumer	$173,648	$169,415	$556,888	$528,201
Commercial Ingredients	25,514	21,052	81,426	64,399
Contract Packaging	19,422	17,425	59,806	59,140

Total	$218,584	$207,892	$698,120	$651,740

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
non-lease
components for all leases.
The following table provides supplemental information related to operating lease right-of-use
assets and liabilities:

	March 24, 2022	June 24, 2021	March 25, 2021	Affected Line Item in Consolidated Balance Sheet
Assets

Operating lease right-of-use assets	$2,570	$3,484	$3,758	Operating lease right-of-use assets

Total lease right-of-use assets	$2,570	$3,484	$3,758

Liabilities
Current:
Operating leases	$1,355	$1,430	$1,449	Other accrued expenses
Noncurrent:
Operating leases	1,241	2,103	2,359	Long-term operating lease liabilities

Total lease liabilities	$2,596	$3,533	$3,808

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 24, 2022	March 25, 2021	March 24, 2022	March 25, 2021
Operating lease costs (a)	$470	$437	$1,384	$1,387
Variable lease costs (b)	15	17	51	54

Total Lease Cost	$485	$454	$1,435	$1,441

(a)	Includes short-term leases which are immaterial.
(b)	Variable lease costs consist of sales tax.

Supplemental cash flow and other information related to leases is as follows:

	For the Thirty-Nine Weeks Ended
	March 24, 2022	March 25, 2021
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$1,199	$1,171
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$167	$490

	March 24, 2022	June 24, 2021	March 25, 2021
Weighted Average Remaining Lease Term (in years)	2.4	2.8	3.0
Weighted Average Discount Rate	4.2%	4.3%	4.3%
Maturities of operating lease liabilities as of March 24, 2022 are as follows:

Fiscal year ending
June 30, 2022 (excluding the thirty-nine weeks ended March 24, 2022)	$373
June 29, 2023	1,297
June 27, 2024	654
June 26, 2025	278
June 25, 2026	103
June 24, 2027	18
Thereafter	—

Total lease payments	2,723
Less imputed interest	(127)

Present value of operating lease liabilities	$2,596

At March 24, 2022, the Company has additional operating leases of approximately $670 that have not yet commenced and therefore are not reflected in the Consolidated Balance Sheet and tables above. The leases are scheduled to commence in the fourth quarter of fiscal 2022 or early fiscal 2023 with an initial lease term ranging from 3 to 5 years.
Lessor Accounting
We lease office space in our four-story office building located in Elgin, Illinois. As a lessor, we retain substantially all of the risks and benefits of ownership of the investment property and under Topic 842: Leases we continue to account for all of our leases as operating leases. Lease agreements may include options to renew. We accrue fixed lease income on a straight-line
basis over the terms of the leases. There is generally no variable lease consideration and an immaterial amount of non-lease
components such as recurring utility and storage fees. Leases between related parties are immaterial.
Leasing revenue is as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 24, 2022	March 25, 2021	March 24, 2022	March 25, 2021
Lease income related to lease payments	$402	$451	$1,220	$1,354

The future minimum, undiscounted fixed cash flows under
non-cancelable
tenant operating leases for each of the next five years and thereafter is presented below.

Fiscal year ending
June 30, 2022 (excluding the thirty-nine weeks ended March 24, 2022)	$443
June 29, 2023	1,794
June 27, 2024	1,818
June 26, 2025	1,228
June 25, 2026	670
June 24, 2027	614
Thereafter	—

$6,567

Note 4 – Inventories
Inventories consist of the following:

	March 24, 2022	June 24, 2021	March 25, 2021

Raw material and supplies	$104,810	$64,219	$73,068
Work-in-process and finished goods	106,317	83,779	78,689

Total	$211,127	$147,998	$151,757

Note 5 – Goodwill and Intangible Assets
Identifiable intangible assets that are subject to amortization consist of the following:

	March 24, 2022	June 24, 2021	March 25, 2021

Customer relationships	$21,100	$21,100	$21,100
Brand names	16,990	16,990	16,990
Non-compete agreement	270	270	270

	38,360	38,360	38,360
Less accumulated amortization:
Customer relationships	(18,537)	(17,643)	(17,326)
Brand names	(11,080)	(10,562)	(10,390)
Non-compete agreement	(234)	(194)	(180)

	(29,851)	(28,399)	(27,896)

Net intangible assets	$8,509	$9,961	$10,464

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the
Squirrel Brand
and
Southern Style Nuts
brand names.
Total amortization expense related to intangible assets, which is a component of “Administrative expenses” on the Consolidated Statements of Comprehensive Income, was $444 and $1,452 for the quarter and thirty-nine weeks ended March 24, 2022, respectively. Amortization expense for the remainder of fiscal 2022 is expected to be approximately $444 and expected amortization expense the next five fiscal years is as follows:

Fiscal year ending
June 29, 2023	$1,657
June 27, 2024	1,414
June 26, 2025	1,156
June 25, 2026	861
June 24, 2027	690
Our net goodwill of $9,650 relates entirely to the Squirrel Brand acquisition completed in fiscal 2018. There was no change in the carrying amount of goodwill during the thirty-nine weeks ended March 24, 2022.

Note 6 – Credit Facility
Our Amended and Restated Credit Agreement dated March 5, 2020 provides for a $117,500 senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by substantially all our assets other than machinery and equipment, real property and fixtures.
At March 24, 2022, we had $47,352 of available credit under the Credit Facility which reflects borrowings of $65,863 and reduced availability as a result of $4,285 in outstanding letters of credit. As of March 24, 2022, we were in compliance with all financial covenants under the Credit Facility and Mortgage Facility.
Note 7 – Earnings Per Common Share
The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 24, 2022	March 25, 2021	March 24, 2022	March 25, 2021
Weighted average number of shares outstanding – basic	11,548,554	11,515,465	11,533,338	11,495,504
Effect of dilutive securities:
Restricted stock units	53,412	58,552	55,745	57,206

Weighted average number of shares outstanding – diluted	11,601,966	11,574,017	11,589,083	11,552,710

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for any periods presented.
Note 8 – Stock-Based Compensation Plans
The following is a summary of restricted stock unit (“RSU”) activity for the first thirty-nine weeks of fiscal 2022:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 24, 2021	159,846	$58.05
Activity:
Granted	53,524	75.94
Vested (a)	(69,130)	46.05
Forfeited	(717)	75.83

Outstanding at March 24, 2022	143,523	$70.42

(a)	The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy the statutory income tax withholding requirements.
At March 24, 2022, there are 23,246 RSUs outstanding that are vested but deferred.
The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 24, 2022	March 25, 2021	March 24, 2022	March 25, 2021
Stock-based compensation expense	$878	$710	$2,649	$2,330
As of March 24, 2022, there was $5,132 of total unrecognized compensation expense related to non-vested
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

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 24, 2022	March 25, 2021	March 24, 2022	March 25, 2021
Service cost	$248	$236	$743	$708
Interest cost	255	214	764	643
Amortization of prior service cost	—	120	—	359
Amortization of loss	363	296	1,091	887

Net periodic benefit cost	$866	$866	$2,598	$2,597

The components of net periodic benefit cost other than the service cost component are included in the line item “Other expense” in the Consolidated Statements of Comprehensive Income.
Note 10 – Accumulated Other Comprehensive Loss
The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the thirty-nine weeks ended March 24, 2022 and March 25, 2021.
These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	For the Thirty-Nine Weeks Ended
	March 24, 2022	March 25, 2021

Balance at beginning of period	$(9,025)	$(8,630)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	1,091	1,246
Tax effect	(284)	(311)

Net current-period other comprehensive income	807	935

Balance at end of period	$(8,218)	$(7,695)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter and thirty-nine weeks ended March 24, 2022 and March 25, 2021 were as follows:

					Affected line item in the Consolidated Statements of Comprehensive Income
	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Reclassifications from AOCL to earnings (b)	March 24, 2022	March 25, 2021	March 24, 2022	March 25, 2021
Amortization of defined benefit pension items:
Unrecognized prior service cost	$—	$(120)	$—	$(359)	Other expense
Unrecognized net loss	(363)	(296)	(1,091)	(887)	Other expense

Total before tax	(363)	(416)	(1,091)	(1,246)
Tax effect	94	104	284	311	Income tax expense

Amortization of defined pension items, net of tax	$(269)	$(312)	$(807)	$(935)

(b)	Amounts in parenthesis indicate debits to expense. See Note 9 – “Retirement Plan” above for additional details.
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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	March 24, 2022	June 24, 2021	March 25, 2021
Carrying value of current and long-term debt:	$11,901	$14,749	$15,694
Fair value of current and long-term debt:	12,669	16,210	16,250
The estimated fair value of our current and long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.
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

•	References herein to fiscal 2022 and fiscal 2021 are to the fiscal year for the 53 weeks ending June 30, 2022 and the fiscal year for the 52 weeks ended June 24, 2021, respectively.

•	References herein to the third quarter of fiscal 2022 and fiscal 2021 are to the quarters ended March 24, 2022 and March 25, 2021, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2022 and fiscal 2021 are to the thirty-nine weeks ended March 24, 2022 and March 25, 2021, respectively.
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
platforms and retailers.
We face a number of challenges in the future, which include intensified competition on pricing and for market share from both private brand and name brand nut products. We face changing industry trends as consumer purchasing preferences evolve. Due to the recent widespread inflation and increasing commodity acquisition costs, we have seen higher selling prices at retail. With higher prices across our categories and broader food, consumers may purchase fewer snack products, shift their preferences to private brands or lower priced nuts or purchase snack products outside the nut and trail mix category. With the inflationary environment, we are also seeing signs of consumers shifting to more value-focused channels, such as mass merchandising retailers, club stores and dollar stores. E-commerce platforms are still showing growth but at a lower rate than we saw during the pandemic. Additionally, in recent months we have faced challenges with shortages and cost increases for shipping pallets, packaging, imported ingredients, transportation and shipping availability and labor at our production facilities. The conflict in Ukraine has further exacerbated supply chain disruptions, especially related to sunflower oil used in roasting our nut products and aluminum which is used in certain of our product packaging. We have also experienced supply chain issues related to transportation delays due to congestion at the ports and a general shortage of drivers. These shortages and related challenges have impacted our operations and resulted in increased expenses and manufacturing inefficiencies that have adversely impacted (and may continue to impact) our net income. We anticipate pricing relief in some of these areas in the coming quarters if and as shortages decrease and supply chains normalize, but we expect that some costs may remain elevated or unpredictable for a longer period of time. We are working, and will continue to work, with our vendors, customers and suppliers to source additional raw materials and packaging supplies and to remain flexible in obtaining the transportation and labor services we need. If these shortages and other supply chain issues continue and we cannot secure adequate supplies to fulfill customer orders or cannot obtain the transportation and labor services we need, such shortages and supply chain issues could have an unfavorable impact on net sales and our operations in the remainder of this fiscal year and into fiscal year 2023. In addition, as costs increase due to these issues or due to inflationary pressures in general, there is an additional risk of not being able to pass (in part or in full) such potential cost increases onto our customers or in a timely manner. If we cannot align costs with prices for our products, our operating performance could be adversely impacted.
We will continue to focus our promotional and advertising activity to invest in our brands to achieve growth. We intend to execute an omnichannel approach to win in key categories including recipe nuts, nut flours, snack nuts, trail mix and snacking. We continue to see strong
e-commerce
performance across our branded portfolio and anticipate taking various actions with the goal of accelerating that growth across a variety of established and emerging platforms. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory compliance and the maintenance and growth of our customer base for branded and private label products. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.
COVID-19
Impacts
We will continue to face challenges in our fiscal 2022 as a result of the
COVID-19
pandemic and the uncertainty of future local, state and federal restrictions aimed to mitigate and control the pandemic. During the fourth quarter of fiscal 2021 and into the first half of fiscal 2022, as various
COVID-19
vaccines became more widely distributed and accepted by the public and indoor dining restrictions were again loosened, we saw a significant improvement in quarterly sales volume with our foodservice, restaurant, convenience store and non-essential
retail customers. We continued to see improvement during the third quarter of fiscal 2022; however, these gains were offset in part by the impact of the surge in
COVID-19
cases due to the Omicron variant, a more contagious strain of
COVID-19,
during the first part of the current third quarter.
Also, during fiscal 2021 and into the first half of fiscal 2022, we experienced the implications from a shortage in capacity in the transportation industry. Compounding the associated driver shortage was an increase in demand driven by additional spending on consumer goods, which led to periodic shortages of shipping containers, container chassis, space on container ships and trains and capacity constraints at U.S. ports. This tightening in transportation capacity began to ease during the third quarter of fiscal 2022 as inflation resulted in rising costs which drove down demand in the freight market. While we have mitigated some of the transportation shortages and increased prices of transportation, we may continue to face an unpredictable transportation environment and there is no guarantee that our mitigation strategies will continue to be effective, or that any transportation capacity easing will continue.

QUARTERLY HIGHLIGHTS
Our net sales of $218.6 million for the third quarter of fiscal 2022 increased 5.1% from our net sales of $207.9 million for the third quarter of fiscal 2021. Net sales for the first thirty-nine weeks of fiscal 2022 increased $46.4 million, or 7.1%, to $698.1 million compared to the first thirty-nine weeks of fiscal 2021.
Sales volume, measured as pounds sold to customers, decreased 2.0 million pounds, or 2.8%, in the third quarter of fiscal 2022, compared to the third quarter of fiscal 2021. Sales volume for the first thirty-nine weeks of fiscal 2022 increased 12.3 million pounds, or 5.6%, compared to the first thirty-nine weeks of fiscal 2021.
Gross profit decreased $6.6 million, and our gross profit margin, as a percentage of net sales, decreased to 18.0% for the third quarter of fiscal 2022 compared to 22.1% for the third quarter of fiscal 2021. Gross profit increased $5.3 million and our gross profit margin decreased to 20.5% from 21.2% for the first thirty-nine weeks of fiscal 2022 compared to the first thirty-nine weeks of fiscal 2021.
Total operating expenses for the third quarter of fiscal 2022 decreased $3.0 million, or 11.9%, compared to the third quarter of fiscal 2021. As a percentage of net sales, total operating expenses in the third quarter of fiscal 2022 decreased to 10.1% from 12.0% for the third quarter of fiscal 2021. For the first thirty-nine weeks of fiscal 2022, total operating expenses increased $10.0 million, and total operating expenses as a percentage of net sales increased to 11.5% from 10.8% compared to the first thirty-nine weeks of fiscal 2021.
The total value of inventories on hand at the end of the third quarter of fiscal 2022 increased $59.4 million, or 39.1%, in comparison to the total value of inventories on hand at the end of the third quarter of fiscal 2021.
We have seen acquisition costs for dried fruit and most major nut categories increase in the 2021 crop year (which falls into our current 2022 fiscal year). We have completed procurement of inshell walnuts during the first half of fiscal 2022, and the final total payments due to our walnut growers were determined in the current quarter. The final prices paid, and remaining to be paid to the walnut growers, were based upon current market prices and other factors, such as crop size and export demand. A large majority of payments to walnut growers were completed in the third quarter of fiscal 2022. Remaining amounts to be paid to walnut growers as of March 24, 2022 are final and are not subject to revision. We decreased our walnut grower liability by approximately $1.3 million during the third quarter of fiscal 2022, as the final payments due to walnut growers are slightly less than the amounts estimated at the end of the second quarter. This decrease is insignificant compared to our total inshell walnut procurement costs for the year, and the portion of the adjustment to cost of sales was immaterial to our results of operations.

RESULTS OF OPERATIONS
Net Sales
Our net sales increased 5.1% to $218.6 million in the third quarter of fiscal 2022 compared to net sales of $207.9 million for the third quarter of fiscal 2021. The increase in net sales was primarily attributable to an 8.1% increase in the weighted average sales price per pound and was offset in part by a 2.8% decrease in sales pounds, which is defined as pounds sold to customers. The increase in the weighted average selling price per pound was attributable to price increases implemented during the current third quarter in response to higher commodity acquisition costs for all major tree nuts and peanuts and increases in freight, labor and other input costs.
For the first thirty-nine weeks of fiscal 2022 our net sales were $698.1 million, an increase of $46.4 million, or 7.1%, compared to the same period of fiscal 2021. The increase in net sales was primarily attributable to a 5.6% increase in sales volume and a 1.5% increase in the weighted average selling price per pound. The increase in the weighted average selling price resulted mainly from an increase in commodity acquisition costs for peanuts and all major tree nuts except walnuts.
The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Product Type	March 24, 2022	March 25, 2021	March 24, 2022	March 25, 2021
Peanuts	18.8%	19.5%	17.6%	19.2%
Pecans	6.9	7.8	10.7	10.7
Cashews & Mixed Nuts	23.8	23.1	22.7	23.3
Walnuts	4.6	5.4	5.9	6.4
Almonds	10.7	10.5	10.1	10.7
Trail & Snack Mixes	28.4	27.8	26.7	24.1
Other	6.8	5.9	6.3	5.6

Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	March 24, 2022	Percentage of Total	March 25, 2021	Percentage of Total	$ Change	Percent Change
Consumer (1)	$173,648	79.4%	$169,415	81.5%	$4,233	2.5%
Commercial Ingredients	25,514	11.7	21,052	10.1	4,462	21.2
Contract Packaging	19,422	8.9	17,425	8.4	1,997	11.5

Total	$218,584	100.0%	$207,892	100.0%	$10,692	5.1%

(1)
Sales of branded products were approximately 18% and 20% of total consumer sales during the third quarters of fiscal 2022 and fiscal 2021, respectively.
Fisher
branded products were approximately 55% and 63% of branded sales during the third quarter of fiscal 2022 and fiscal 2021, respectively, with
Orchard Valley Harvest
branded products accounting for the majority of the remaining branded product sales.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Thirty-nine Weeks Ended
Distribution Channel	March 24, 2022	Percentage of Total	March 25, 2021	Percentage of Total	$ Change	Percent Change
Consumer (1)	$556,888	79.8%	$528,201	81.0%	$28,687	5.4%
Commercial Ingredients	81,426	11.6	64,399	9.9	17,027	26.4
Contract Packaging	59,806	8.6	59,140	9.1	666	1.1

Total	$698,120	100.0%	$651,740	100.0%	$46,380	7.1%

(1)
Sales of branded products were approximately 22% and 25% of total consumer sales during the first thirty-nine weeks of fiscal 2022 and fiscal 2021, respectively.
Fisher
branded products were approximately 64% and 68% of branded sales during the first thirty-nine weeks of fiscal 2022 and fiscal 2021, respectively, with
Orchard Valley Harvest
branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased 2.5% in dollars and decreased 5.8% in sales volume in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. The sales volume decrease was driven primarily by a 57.1% decrease in peanut butter sales volume due to the planned downtime associated with the upgrade of our peanut butter line that occurred and was completed in the current third quarter. The discontinuance of our inshell peanut product line, which occurred in the fourth quarter of fiscal 2021, also contributed to the sales volume decrease. Sales volume for
Fisher
snack nuts decreased 23.5%, primarily due to discontinuance of our inshell peanut product line, which was partially offset by distribution gains of our
Oven Roasted Never Fried
product line at existing customers. Sales volume of
Fisher
recipe nuts decreased 24.5% as a result of the later Easter holiday this year, higher at-home
cooking and baking nut consumption in our prior fiscal year due to
COVID-19
restrictions and reduced purchases due to the impact of higher selling prices at retail. Sales volume of
Orchard Valley Harvest
products increased 12.5% due to increased promotional activity at a grocery customer and increased distribution at a major customer in the non-food
sector, as this retailer continues to recover from
COVID-19
restrictions. Sales volume of
Southern Style Nuts
decreased 2.0% primarily due to reduced purchases as a result of higher selling prices at a mass merchandising retailer.
In the first thirty-nine weeks of fiscal 2022, net sales in the consumer distribution channel increased 5.4% in dollars and 2.8% in sales volume, compared to the same period of fiscal 2021. The sales volume increase was driven by increases for private brand trail and snack mixes and mixed nuts mainly from new distribution at existing customers. This increase was partially offset by decreases in sales volume for private brand peanuts and cashews and a sales volume decline for peanut butter and our
Fisher
snack nuts for the same reasons cited in the quarterly comparison.
Net sales in the commercial ingredients distribution channel increased 21.2% in dollars and 11.2% in sales volume in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. The increase in sales volume was due to a 19.9% increase in sales volume in our foodservice business. The sales volume increase in our foodservice business was attributable to improved conditions in the restaurant industry from fewer
COVID-19
restrictions, which was offset in part by the impact of the Omicron surge that occurred during the beginning of the current third quarter.
In the first thirty-nine weeks of fiscal 2022, net sales in the commercial ingredients distribution channel increased 26.4% in dollars and 24.8% in sales volume compared to the same period of fiscal 2021. The increase in sales volume was primarily due to a 36.6% increase in sales volume in our foodservice business, which occurred for the same reason cited in the quarterly comparison.
Net sales in the contract packaging distribution channel increased 11.5% in dollars and 3.1% in sales volume in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. The increase in sales volume was primarily attributable to business with a new customer that started to ship in the third quarter.
In the first thirty-nine weeks of fiscal 2022, net sales in the contract packaging distribution channel increased 1.1% in dollars and 3.6% in sales volume compared to the first thirty-nine weeks of fiscal 2021. The increase in sales volume occurred for the same reason cited in the quarterly comparison, as well as increased distribution and new product offerings by a major customer in this channel.

Gross Profit
Gross profit decreased $6.6 million, or 14.4%, to $39.4 million for the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. Our gross profit margin, as a percentage of net sales, decreased to 18.0% for the third quarter of fiscal 2022 compared to 22.1% for the third quarter of fiscal 2021. The decreases in gross profit and gross profit margin were mainly attributable to higher commodity acquisition costs for pecans, almonds and walnuts and other inflationary cost increases including labor, freight and manufacturing supplies.
Gross profit increased $5.3 million, or 3.8%, to $143.4 million for the first thirty-nine weeks of fiscal 2022 compared to the first thirty-nine weeks of fiscal 2021. Our gross profit margin decreased to 20.5% for the first thirty-nine weeks of fiscal 2022 compared to 21.2% for the first thirty-nine weeks of fiscal 2021. The increase in gross profit in the year to date comparison was due to increased sales volume, which was partially offset by the reasons cited in the quarterly comparison. The decrease in gross profit margin was attributable to higher commodity acquisition costs for pecans, cashews and almonds, which was largely offset by increased sales volume.
Operating Expenses
Total operating expenses for the third quarter of fiscal 2022 decreased $3.0 million, or 11.9%, to $22.0 million. Operating expenses decreased to 10.1% of net sales for the third quarter of fiscal 2022 compared to 12.0% of net sales for the third quarter of fiscal 2021.
Selling expenses for the third quarter of fiscal 2022 were $15.6 million, an increase of $0.5 million, or 3.3%, from the third quarter of fiscal 2021. The increase was driven by a $0.8 million increase in freight expense due to higher freight rates compared to last year’s third quarter, a $0.5 million increase in sales broker commission expense and a $0.4 million increase in advertising, consumer insight research and related consulting expenses. These increases were largely offset by a $1.6 million decrease in compensation expense, primarily related to incentive compensation.
Administrative expenses for the third quarter of fiscal 2022 were $6.4 million, a decrease of $3.5 million, or 35.1%, compared to the third quarter of fiscal 2021. The decrease was primarily due to $3.1 million decrease in compensation expense, primarily related to incentive compensation, and a $0.7 million increase in miscellaneous income. The increase in miscellaneous income was largely a result of the Sanfilippo family’s exercise of their contractual purchase option and our resulting sale of certain life insurance policies to the Sanfilippo family for past premiums paid of $3.2 million. Previously these life insurance policies were recorded at their cash surrender value. The sale resulted in a $0.5 million gain.
Total operating expenses for the first thirty-nine weeks of fiscal 2022 increased $10.0 million, or 14.2%, to $80.4 million. Operating expenses increased to 11.5% of net sales for the first three quarters of fiscal 2022 compared to 10.8% of net sales for the three quarters of fiscal 2021.
Selling expenses for the first thirty-nine weeks of fiscal 2022 were $56.9 million, an increase of $12.0 million, or 26.8%, from the amount recorded for the first thirty-nine weeks of fiscal 2021. The increase was driven by a $5.7 million increase in advertising, consumer insight research and related consulting expenses, a $5.1 million increase in freight expense for the same reason discussed in the quarterly comparison, as well as an increase in sales volume made on a delivered basis, and a $1.0 million increase in sales broker commission expense. These increases were slightly offset by a $0.9 million decrease in compensation expense, primarily related to incentive compensation.
Administrative expenses for the first thirty-nine weeks of fiscal 2022 were $25.9 million, an increase of $0.3 million, or 1.3%, compared to the same period of fiscal 2021. The increase was primarily due to a $3.3 million decrease in the gain on asset disposals, mainly resulting from an insurance settlement gain of $2.3 million in fiscal 2021 related to the fire that occurred in our Garysburg, North Carolina facility combined with losses on current year disposals. This was largely offset by a $2.8 million decrease in compensation expense, primarily related to incentive compensation.
The $2.3 million gain on sale of facility is the result of the sale of our Garysburg, North Carolina facility that occurred in the first quarter of fiscal 2022.

Income from Operations
Due to the factors discussed above, income from operations was $17.4 million, or 8.0% of net sales, for the third quarter of fiscal 2022 compared to $21.1 million, or 10.1% of net sales, for the third quarter of fiscal 2021.
Due to the factors discussed above, income from operations was $63.0 million, or 9.0% of net sales, for the first thirty-nine weeks of fiscal 2022 compared to $67.8 million, or 10.4% of net sales, for the first thirty-nine weeks of fiscal 2021.
Interest Expense
Interest expense was $0.5 million for the third quarter of fiscal 2022 compared to $0.3 million in the third quarter of fiscal 2021. Interest expense for the first three quarters of fiscal 2022 was $1.3 million compared to $1.1 million for the first three quarters of fiscal 2021. The increase in interest expense for both the quarterly and year to date comparisons was a result of higher average short-term debt levels driven mainly by increased commodity acquisition costs.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $0.4 million for both the third quarter of fiscal 2022 and fiscal 2021. Net rental and miscellaneous expense was $1.1 million for the first thirty-nine weeks of fiscal 2022 compared to $1.2 million for the first thirty-nine weeks of fiscal 2021.
Other Expense
Other expense consists of pension related expenses other than the service cost component and was $0.6 million for both the third quarter of fiscal 2022 and fiscal 2021. Other expense was $1.9 million for both the first thirty-nine weeks of fiscal 2022 and fiscal 2021.
Income Tax Expense
Income tax expense was $4.0 million, or 25.2% of income before income taxes, for the third quarter of fiscal 2022 compared to $5.1 million, or 25.7% of income before income taxes, for the third quarter of fiscal 2021. For the first thirty-nine weeks of fiscal 2022, income tax expense was $14.4 million, or 24.5% of income before income taxes, compared to $16.2 million, or 25.4% of income before income taxes, for the comparable period last year.
Net Income
Net income was $11.9 million, or $1.03 per common share basic and $1.02 per common share diluted, for the third quarter of fiscal 2022, compared to $14.7 million, or $1.28 per common share basic and $1.27 per common share diluted, for the third quarter of fiscal 2021.
Net income was $44.4 million, or $3.85 per common share basic and $3.83 per common share diluted, for the first thirty-nine weeks of fiscal 2022, compared to net income of $47.4 million, or $4.12 per common share basic and $4.10 per common share diluted, for the first thirty-nine weeks of fiscal 2021.

LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan through growing our branded and private label nut programs and repay indebtedness. Also, various uncertainties, including cost uncertainties, could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products, increase consumer insight capabilities and promotional efforts, reinvest in the Company through capital expenditures, develop new products, pay cash dividends, consummate strategic investments and business acquisitions and explore other growth strategies outlined in our Strategic Plan.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.
The following table sets forth certain cash flow information for the first three quarters of fiscal 2022 and 2021, respectively (dollars in thousands):

	For the Thirty-Nine Weeks Ended
	March 24, 2022	March 25, 2021	$ Change
Operating activities	$(12,555)	$77,026	$(89,581)
Investing activities	(6,488)	(13,620)	7,132
Financing activities	19,038	(63,898)	82,936

Net decrease in cash	$(5)	$(492)	$487

Operating Activities
Net cash used in operating activities was $12.6 million for the first thirty-nine weeks of fiscal 2022 compared to net cash provided by operating activities of $77.0 million for the comparative period of fiscal 2021. The decrease in operating cash flow was primarily due to an increased use of working capital for inventory compared to the first thirty-nine weeks of fiscal 2021 primarily due to increasing commodity acquisition costs.
Total inventories were $211.1 million at March 24, 2022, an increase of $63.1 million, or 42.7%, from the inventory balance at June 24, 2021, and an increase of $59.4 million, or 39.1%, from the inventory balance at March 25, 2021. The increase in inventory at March 24, 2022 compared to June 24, 2021 was due to greater quantities of pecans, walnuts, almonds and finished goods on hand combined with higher commodity acquisition costs for all major tree nuts. The increase in inventories at March 24, 2022 compared to March 25, 2021 was primarily due to higher commodity acquisition costs for all raw nut and dried fruit input stocks, as well as higher quantities of almonds and finished goods on hand.
Raw nut and dried fruit input stocks, some of which are classified as work-in-process,
decreased 0.4 million pounds, or 0.7%, at March 24, 2022 compared to March 25, 2021. The weighted average cost per pound of raw nut input stocks on hand at the end of the third quarter of fiscal 2022 increased 52.1% compared to the end of the third quarter of fiscal 2021 primarily due to higher commodity acquisition costs for all input stock items.
Investing Activities
Cash used in investing activities was $6.5 million during the first thirty-nine weeks of fiscal 2022 compared to $13.6 million for the same period last year. Capital asset purchases were $12.8 million during the first three quarters of fiscal 2022 compared to $15.8 million for the first three quarters of fiscal 2021. Partially offsetting the fiscal 2022 cash outflows for capital asset purchases was $4.0 million of cash proceeds resulting from the sale of our Garysburg, North Carolina facility and $3.2 million of cash proceeds resulting from the Sanfilippo family’s exercise of their contractual purchase option and our resulting sale of certain life insurance policies to the Sanfilippo family. We expect total capital expenditures for new equipment, facility upgrades and food safety enhancements for fiscal 2022 to be approximately $18.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities
Cash provided by financing activities was $19.0 million during the first thirty-nine weeks of fiscal 2022 compared to cash used of $63.9 million for the same period last year. Net borrowings under our Credit Facility were $57.2 million during the first three quarters of fiscal 2022 compared to repayments of $1.0 million during the first three quarters of fiscal 2021. The increase in short term borrowings under our Credit Facility was primarily due to increasing commodity acquisition costs. Dividends paid in the first three quarters of 2022 were approximately $22.9 million less than dividends paid in the same period last year.
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
At March 24, 2022, the weighted average interest rate for the Credit Facility was 2.2%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance
with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of March 24, 2022, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At March 24, 2022, we had $47.4 million of available credit under the Credit Facility. If this entire amount were borrowed at March 24, 2022, we would still be in compliance with all restrictive covenants under the Credit Facility.

Mortgage Facility
The Mortgage Facility matures on March 1, 2023. On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum. Monthly principal payments on the Mortgage Facility in the amount of $0.3 million commenced on June 1, 2008.
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance
with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of March 24, 2022, we were in compliance with all covenants under the Mortgage Facility and a total principal amount of $3.4 million was outstanding.
Selma Property
In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year
term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of March 24, 2022, $8.5 million of the debt obligation was outstanding.
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

FORWARD LOOKING STATEMENTS
Some of the statements in this report are forward-looking (including statements concerning our expectations regarding market risk and the impact of the purchasing decisions of major customers). These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) sales activity for the Company’s products, such as a decline in sales to one or more key customers (of branded products, private label products or otherwise), or to customers generally, in some or all channels, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (ii) changes in the availability and costs of raw materials and ingredients and the impact of fixed price commitments with customers; (iii) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (v) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures, including competition in the recipe nut category; (vi) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (vii) the ability of the Company to control costs (including inflationary costs) and manage shortages in areas such as inputs, transportation and labor; (viii) uncertainty in economic conditions, including the potential for inflation or economic downturn, particularly in light of
COVID-19
or armed hostilities; (ix) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control; (x) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xi) losses due to significant disruptions at any of our production or processing facilities or employee unavailability due to labor shortages, illness or quarantine; (xii) the ability to implement our Strategic Plan, including growing our branded and private brand product sales and expanding into alternative sales channels; (xiii) technology disruptions or failures; (xiv) the inability to protect the Company’s brand value, intellectual property or avoid intellectual property disputes; (xv) our ability to manage the impacts of changing weather patterns on raw material availability due to climate change; and (xvi) the ability of the Company to respond to or manage the outbreak of
COVID-19
or other infectious diseases and the various implications thereof.

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
as of March 24, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 24, 2022, the Company’s disclosure controls and procedures were effective.
In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule
13a-15(f))
during the quarter ended March 24, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, see Note 11 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form
10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report on Form
10-Q,
you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form
10-K
for the fiscal year ended June 24, 2021. There were no significant changes to the risk factors identified on the Form
10-K
for the fiscal year ended June 24, 2021 during the third quarter of fiscal 2022.
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

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation
S-K)

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015)

*10.1	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003)

*10.2	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004)

*10.3	Restated Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007)

*10.4	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.01 to the Form 8-K filed on May 5, 2009)

*10.5	2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014)

*10.6	Amendment No. 1 to the 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016)

*10.7	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2020, 2021 and 2022 awards cycle) (incorporated by reference from Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015)

Exhibit No.	Description

*10.8	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2021 and 2022 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

*10.9	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2020 awards cycle) (incorporated by reference from Exhibit 10.20 to the Form 10-Q for the quarter ended December 28, 2017)

*10.10	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2021 and 2022 awards cycle) (incorporated by reference from Exhibit 10.10 to the Form 10-Q for the quarter ended December 24, 2020)

*10.11	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015 (incorporated by reference from Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015)

10.12	Amended and restated Credit Agreement dated as of March 5, 2020, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 11, 2020)

10.13	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003 (incorporated by reference from Exhibit 10.34 to the Form 10-Q for the quarter ended December 25, 2003)

10.14	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003 (incorporated by reference from Exhibit 10.46 to the Form 10-Q for the quarter ended March 25, 2004)

10.15	Split-Dollar Insurance Agreement Notice of Termination and Purchase Agreement, by and among John B. Sanfilippo & Son, Inc., John E. Sanfilippo, on behalf of and as sole trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990 and Marian R. Sanfilippo, dated December 24, 2021.

Exhibit No.	Description

10.16	Amendment No. 1 to the Split-Dollar Insurance Agreement Notice of Termination and Purchase Agreement, by and among John B. Sanfilippo & Son, Inc., John E. Sanfilippo, on behalf of and as sole trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990 and Marian R. Sanfilippo, dated February 21, 2022.

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Frank S. Pellegrino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Frank S. Pellegrino pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	Inline eXtensible Business Reporting Language (XBRL) Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 27, 2022.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ F RANK S. P ELLEGRINO
Frank S. Pellegrino
Chief Financial Officer, Executive Vice President, Finance and Administration