Form 10-K
period 2022-06-30
SANFILIPPO JOHN B & SON INC
filed 2022-08-24
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022

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
of the Exchange Act).    Yes  ☐    No  ☒.
The aggregate market value of the voting Common Stock held by non-affiliates
was $790,511,118 as of December 23, 2021 (8,850,326 shares at $89.32 per share).
As of August 1
8
, 2022, 8,929,459 shares of the registrant’s Common Stock, $.01 par value (“Common Stock”) and 2,597,426 shares of the registrant’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding. The Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.
Documents Incorporated by Reference:
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held November 3, 2022 are incorporated by reference into Part III of this
Form 10-K.

PART I
Item 1 — Business
a. General Development of Business
John B. Sanfilippo & Son, Inc. was formed as a corporation under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used throughout this annual report on Form
10-K,
unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” refer collectively to John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two
weeks (four thirteen week quarters). However, the fiscal year ended June 30, 2022 consisted of fifty-three weeks with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2023 are to the fiscal year ending June 29, 2023.

•	References herein to fiscal 2022, fiscal 2021 and fiscal 2020 are to the fiscal years ended June 30, 2022, June 24, 2021 and June 25, 2020, respectively.
We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds, and other nuts in the United States. These nuts are sold under our
Fisher
,
Orchard Valley Harvest
,
Squirrel Brand
and
Southern Style Nuts
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
Fisher, Orchard Valley Harvest, Squirrel Brand
and
Southern Style Nuts
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
Our brands are some of the most well-recognized in the packaged food industry. In recent years we have developed
Fisher
recipe nuts as the leading brand in the category through strong marketing campaigns, merchandising, and promotional support. We have increased distribution and launched innovation with our
Orchard Valley Harvest
and
Fisher
snack nut brands in many retailers. We have also expanded into new channels and business models with
Southern Style Nuts
and
Squirrel Brand
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

(ii) Principal Products
Our principal products are raw and processed nuts. Including trail and snack mixes, these products accounted for approximately 94%, 95% and 95% of our gross sales for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The nut product line includes almonds, pecans, peanuts, black walnuts, English walnuts, cashews, macadamia nuts, pistachios, pine nuts, Brazil nuts and filberts. Our nut products are sold in numerous package styles and sizes, and we offer our nut products in a variety of different styles and seasonings. We sell our products domestically to retailers and wholesalers as well as to commercial ingredient and contract packaging customers. For more information about our revenues in our various distribution channels, see Part II, Item 8 — “Financial Statements and Supplementary Data”.
We acquire all of our peanuts and walnuts directly from domestic growers. The majority of our pecans are acquired from domestic growers with the remainder acquired from growers in Mexico. We purchase the balance of our raw nuts from importers, trading companies and domestic processors.
Furthermore, we manufacture and market peanut butter in several sizes and varieties. We also market and distribute, and in many cases process and manufacture, a wide assortment of other food and snack products. These other products include snack mixes, salad toppings, snacks, snack bites, trail mixes, dried fruit and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients sold to retailers, wholesalers and commercial ingredient customers; bulk food products sold to commercial ingredient users; an assortment of sunflower kernels, pepitas, snack mixes, almond butter, cashew butter, candy and confections, corn snacks, chickpea snacks, sesame sticks and other sesame snack products sold to retail supermarkets, mass merchandisers and commercial ingredient users and a wide variety of toppings for ice cream and yogurt sold to commercial ingredient users.
(iii) Customers and Channels
We sell our products to approximately 265 customers through the consumer, commercial ingredient and contract packaging distribution channels. The consumer channel supplies nut-based
products, including consumer-packaged products, to retailers including supermarket chains, wholesalers, supercenters, internet retailers and other retail outlets, across the United States. We sell products through the consumer channel under our brand names, including the
Fisher
,
Orchard Valley Harvest, Squirrel Brand
and
Southern Style Nuts
brands, as well as under our customers’ private brands. The commercial ingredient channel supplies nut-based
products to other manufacturers to use as ingredients in their final food products such as bakery, confection, cereal and ice cream, and produces nut-based
products that are customized to the specifications of chefs, national restaurant chains, foodservice distributors, fast food chains, institutions and hotel kitchens. We sell products through the commercial ingredient channel under our
Fisher
brand and our customers’ private brands. Our contract packaging channel produces and packages nut and fruit-based snacks for other food manufacturers under their brand name.
We are dependent on a few significant customers for a majority of our total net sales, particularly in the consumer channel. Net sales to
Wal-Mart
Stores, Inc. accounted for approximately 35% of our net sales for fiscal 2022, 34% of our net sales for fiscal 2021 and 33% of our net sales for fiscal 2020. Net sales to Target Corporation accounted for approximately 14% of our net sales for fiscal 2022 and fiscal 2021 and 12% of our net sales for fiscal 2020. No other customer accounted for more than 10% of net sales for any period presented.
(iv) Sales and Distribution
We market our products through our own sales department and through a network of approximately 70 independent brokers and various independent distributors and suppliers, including group purchasing organizations.
We distribute products from each of our principal facilities. The majority of our products are shipped from our facilities by contract and common carriers.
We operate a retail store at our Elgin headquarters. This store sells
Fisher
snack and baking products,
Orchard Valley Harvest, Squirrel Brand
and
Southern Style Nut
products, bulk foods and other products produced by us and other vendors directly to consumers.

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
A significant portion of our branded marketing efforts are focused on compelling consumer campaigns that include advertisements (e.g., online video, social and influencer activations and partnerships, search engine marketing and media partnerships), product sampling and coupon offers. Our integrated marketing efforts for the
Fisher
brand include partnerships with chefs and influencers, as well as professional baseball sponsorships. Additionally, shipper display units and other point of sale promotions are utilized in retail stores in an effort to gain additional temporary product placement and to drive sales volume. We work with third-party information agencies, such as Information Resources, Inc. (“IRi”), to monitor the effectiveness of our marketing and measure product growth, particularly in comparison to our competition and the product category.
Commercial ingredient trade promotion typically includes periodically attending regional and national trade shows, trade publication advertising and one-on-one
marketing. These promotional efforts highlight our processing capabilities, broad product portfolio, product customization and packaging innovation.
Through participation in several trade associations, funding of industry research and sponsorship of educational programs, we support efforts to increase awareness of the health benefits, convenience and versatility of nuts as both a snack and a recipe ingredient among existing and future consumers of nuts. In the future, we expect to increase our participation and funding with trade associations and groups to focus on sustainability efforts while continuing to partner with farmers to further mitigate climate risk.
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
(vii) Raw Materials and Supplies
We purchase nuts from domestic and foreign sources. In fiscal 2022, all of our walnuts, almonds and peanuts were purchased from domestic sources. We purchase our pecans from the southern United States and Mexico. Cashew nuts are imported from Vietnam and certain West African countries. For fiscal 2022, approximately 32% of the dollar value of our total nut purchases was from foreign sources.
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
Due, in part, to the seasonal nature of the industry, we maintain significant inventories of peanuts, pecans and walnuts at certain times of the year, especially in the second and third quarters of our fiscal year. In fiscal 2022, we increased our inventories to reflect supply chain constraints to help ensure we have product available for our customers. Fluctuations in the market price of pecans, peanuts and walnuts and other nuts may affect the value of our inventory and thus may also affect our gross profit and gross profit margin. See Part I, Item 1A — “Risk Factors”.

We purchase other inventory items such as roasting oils, seasonings, plastic jars, labels, stand-up
bags, composite and clear-plastic cans and other packaging materials from other third parties. Material costs, including tree nuts, peanuts, other commodities, packaging and other edible ingredients represented approximately 79% of our total cost of sales for fiscal 2022.
(viii) Trademarks and Patents
We market our products primarily under name brands, including the
Fisher, Orchard Valley Harvest, Squirrel Brand
and
Southern Style Nuts
brand names.
Fisher, Orchard Valley Harvest, Squirrel Brand
and
Southern Style Nuts
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
(ix) Human Capital
As of June 30, 2022, we had approximately 1,300 full-time employees across our four locations.
We recognize that, in order for our company to be successful, our employees must be healthy, well-trained and motivated to do their best every day. We are thus relentlessly focused on attracting, retaining and managing our employees. The key aspects of our human resources program and objectives are as follows:
Health and Safety
:
As a producer, manufacturer and processer of nuts and
nut-related
products, we are subject to extensive food and employee safety laws and regulations. We place a high priority on employee health and safety as part of our continuous improvement culture. Our total occupational injury rate continues to remain in line with the food manufacturing industry average. We continue to enhance our safety programs by investing in systems and controls focused on injury and accident prevention. During fiscal 2022, we utilized our cloud-based environmental health and safety platform to analyze safety observations which helped us to predict and prevent future safety risks. We believe properly prioritizing risks helps us to be proactive in building a sustainable safety culture.
COVID-19:
The
COVID-19
pandemic is still a factor. In 2020, we instituted a
COVID-19
task force to help oversee and promote the health and safety of our employees. The
COVID-19
task force continued to function during fiscal 2022. The health and safety protocols are still active and working to protect our employees. We will continue to regularly monitor such protocols for best practices and improvements. The
COVID-19
task force will continue to meet until we have received guidance from the U.S. Centers for Disease Control, federal, state and local governments or any other health authorities that
COVID-19
is no longer a concern. The health and safety of our employees will always remain a priority.
Diversity and Inclusion:
We recognize that our business is stronger and more successful if supported by a diverse workforce. Our goal is to maintain and promote diversity among our employees and foster an inclusive environment where differences are celebrated. In fiscal 2021, we launched our Diversity, Equity and Inclusion Council, consisting of a team of employees from different functional areas, to provide oversight and enhance our diversity and inclusion initiatives. In fiscal 2022 year our Diversity, Equity and Inclusion council organized various events facilitated through our Employee Resource Groups and built a three-year strategic plan.
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
courses. In fiscal 2022 we piloted a formal Leadership Development program with 41 participants. Through the course of the program approximately 36% of program participants were able to expand their responsibilities and move into higher level jobs with the company. We also conduct annual mandatory training for all employees covering food safety, workplace safety and various regulatory and compliance related subjects. In fiscal 2022, approximately 16% of our employees received promotions and a promotion-related salary increase.

Employee Rewards and Satisfaction:
Through our Sanfilippo Value Added (SVA) and Total Team Performance (TTP) incentive programs, we provide annual cash bonus opportunities to motivate and reward our employees and align their interests with those of our stockholders. Employees participate in the SVA or TTP program, not both. Approximately 20% of our employees participate in the SVA program and approximately 80% participate in the TTP program. In addition to the SVA and TTP incentive programs, we offer annual sales incentives to our sales and marketing employees and annual monetary leadership awards to our top performers across all functions. We are also proud to offer a comprehensive and competitive benefits package designed to meet the diverse needs of our employees at every stage of life, including a company-sponsored healthcare program and 401(k) program with a generous company matching contribution. In fiscal 2022 we introduced adoption assistance, student loan repayment, paid parental leaves, volunteer time off and enhanced time off programs. We continue to closely monitor the competitiveness of our compensation programs. In fiscal 2022 more than 38% of our employees received market-based wage adjustments. Among other things, we periodically conduct employee surveys to monitor employee satisfaction, engagement and concerns.
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
(xi) Government Regulations, Operating Hazards and Uninsured Risks
The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of shell fragments, foreign objects, insects, foreign substances, pathogens, chemicals, mycotoxins and other hazards, agents or residues introduced during the growing, storage, handling or transportation phases. We (i) maintain what we believe to be rigid quality control standards and food safety systems that is evident in our annual Safe Quality Food (“SQF”) certification at each manufacturing facility, (ii) generally inspect our nut and other food products by visual examination, screening, metal detectors or electronic monitors at various stages of our shelling and processing operations, (iii) work with the United States Department of Agriculture (“USDA”) in its inspection of peanuts shipped to and from our peanut shelling facilities, (iv) maintain robust environmental pathogen programs, (v) seek to comply with the Nutrition Labeling and Education Act by labeling each product that we sell with labels that disclose the nutritional value and content of each of our products and (vi) assure compliance with the United States Food and Drug Administration (“FDA”) Food Safety Modernization Act (“FSMA”) through our comprehensive Food Safety Plans which include following Current Good Manufacturing Practices and control biological, chemical and physical hazards through our Process, Sanitation, Allergen and Supply Chain Preventative Controls; however, no assurance can be given that some nut or other food products sold by us may not contain or develop harmful substances. In order to mitigate this risk, we strive to select high-quality nut suppliers and currently maintain product liability and contaminated product insurance at amounts we believe are adequate in light of our operations. A portion of our annual capital expenditure budget is allocated for compliance with government-mandated food safety standards. Compliance with food safety standards and other government regulations may have an impact on our operations and earnings, particularly if we fail to satisfy such standards or regulations and our products are recalled, harm our consumers or harm our Company’s reputation and standing as a leader of branded and private brand nut and snack products. See Part I, Item 1A — “Risk Factors”.

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
which May Have a Material Adverse Effect on our Business, Financial Condition, Liquidity and Results of Operations
Since January 2020, the
COVID-19
pandemic has caused significant disruptions in both the U.S. and international economies, including in the geographic areas where our products are manufactured and sold, and the geographic areas from which our supply inputs are obtained. The actual and potential impacts of
COVID-19
on our business in the future are numerous, uncertain and constantly changing, particularly as vaccines have been developed in response to
COVID-19
and more contagious variants of
COVID-19
have proliferated, some with the ability to evade protections enjoyed by vaccinated individuals. While we saw increases in demand during the spring of 2020 for certain of our products related to consumer pantry stocking, these trends were temporary in nature. In addition, in 2020 and part of 2021, we experienced decreases in demand for certain of our other products, including our foodservice products and with certain of our commercial ingredient customers. While our foodservice and commercial ingredient business has generally returned to pre-pandemic
levels, whether those trends will continue is uncertain and difficult to predict.
COVID-19
outbreaks, or similar disease outbreaks in the future, may decrease demand for our products or certain of our products (or within certain distribution channels) due to limitations on the ability of consumers and other customers to purchase our products at retailers or other points of sale. For example, we saw decreases in foodservice and restaurant demand after March 2020 as a result of the
COVID-19
situation. Should
COVID-19
cause reductions in air travel or closures and/or consumers choose not to purchase from such foodservice providers and restaurants due to safety concerns or limitations, our commercial ingredients distribution channel could be materially and adversely affected.
COVID-19
had a significant adverse impact on economic activity and the gross domestic product in the United States during parts of the 2020 calendar year and has caused economic dislocations and resulted in significant inflation during the 2021 and 2022 calendar years. Should an economic downturn or recession occur or last for multiple quarters, or should inflation cause an increase (or further increase) in prices of our products or raw materials for our products, this may result in lower demand for our products or decreased margins and have a material adverse effect on our business and results of operations.
While our production facilities are essential businesses and have operated since 2020 without significant disruption, there is no guarantee that our current production operations (or current or customary production levels) will continue for our 2023 fiscal year and beyond. Our facilities are located in several different states and are subject to different governmental rules and regulations. The forced shutdown of any of our facilities (or our voluntary shutdown of our facilities due to unexpected implications of the
COVID-19
situation) could result in (among other things) reduced or no production of our products or our inability to manufacture and package products, which could have a material adverse effect on our business, liquidity and results of operations.
While we continue to take precautions to ensure that our workforce can safely work from our facilities or remotely, we cannot guarantee that our workforce or the workforce of our customers, suppliers and transportation providers will not experience disruptions due to
COVID-19.
If a significant percentage of our workforce, or the workforce of our customers, suppliers or transportation providers, is unable to work because of illness, government restrictions or exposure to
COVID-19,
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

Although our suppliers are currently providing us with adequate amounts of raw materials and packaging necessary to meet recent increased demand or customary demand levels, there is no guarantee that such suppliers will continue to do so in the future on the same terms or at all. In the past, we have observed certain countries instituting travel and activity restrictions which could have an impact on the size and number of certain nut crops and other raw materials. If we fail to obtain necessary raw materials and packaging, including if alternatives are not available, or the costs of raw materials or packaging materially increases in response to inflation, our business, financial condition and results of operations could be materially and adversely affected.
We Cannot Control the Availability or Cost of Raw Materials and this May Have a Material Adverse Effect on Our Results of Operations, Cash Flows and Financial Condition
The availability and cost of raw materials for the production of our products, including peanuts, pecans, almonds, cashews, walnuts, pine nuts and other nuts, dried fruits and seeds, as well as vegetable oils and other products used in the manufacture of our products, are subject to crop size and yield fluctuations caused by factors beyond our control. These factors include adverse weather conditions, natural disasters (including floods, droughts, frosts, earthquakes and hurricanes), changing climate patterns, plant diseases, foreign currency fluctuations, trade agreements, tariffs and embargos, import/export controls, prices of other crops, labor shortages, inflationary conditions, political change and unrest, sanctions, armed hostilities, such as those in Ukraine, changes in global customer demand, pandemics and disease, changes in government agricultural programs, federal and state government mandates related to the preceding or otherwise and purchasing behavior of certain countries, including China and India. Additionally, any determination by the USDA or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop, negatively impact the environment or do or may cause adverse health consequences, any portion of the crop has been contaminated by aflatoxin or other agents, or any future raw material or product recalls for other reasons could reduce the supply of edible nuts and other raw materials used in our products and could (among other things) cause our costs to increase significantly.
Because these raw materials are commodities, their prices are set by the market and can therefore fluctuate quickly and dramatically due to varied events, such as those described above. Furthermore, we are not able to hedge against changes in nut commodity prices because no appropriate futures, derivative or other risk-sharing market for these commodities exists and we cannot create such a market. Consequently, in order to achieve or maintain profitability levels, we attempt to increase the prices of our products to reflect the increase in the costs of the raw materials that we use. However, we may not be successful in passing along partial or full price increases to our customers, if at all. In addition, even if we are successful in passing across partial or full price increases, we may not be able to do so in a timely fashion. Our ability to raise prices and the timing of any price increases is often dependent upon the actions of our competitors, some of whom are significantly larger and more diversified than we are or own farms which produce the raw materials. We have observed rapid inflation with respect to packaging and other products used to manufacture and package our products and general inflationary conditions that are difficult to predict. Additionally, any such product price increase that we are able to pass along to our customers may ultimately reduce the demand for, and sales of, our products as customers reduce purchases, buy lower priced products or lower margin products. Alternatively, if the prices of any raw materials significantly decrease, and we have inventories of such materials on hand, we may be unable to reduce product prices without adversely impacting our gross margins. Any competitors who purchase such material on the open market or own the farms which produce the raw materials may be able to reduce prices in a more timely manner, and we could lose market share to such competitors. We are also subject to risks associated with purchasing a majority of our pecans, peanuts and walnuts directly from growers, including the risk of purchasing such products from growers at costs that later, due to altered market conditions, prove to be above prevailing market prices at time of sale. Accordingly, because we purchase a majority of our pecans, peanuts and walnuts directly from growers during harvest season and shell and process these nuts throughout our fiscal year, there is a possibility that, after we acquire these nuts, market conditions may change. Depending on these changing market conditions, we may be forced to sell these nuts at reduced prices relative to our acquisition cost. Any one or more of the foregoing aspects may have a material adverse effect on our results of operations, cash flows and financial condition.
Moreover, fluctuations in the market prices of nuts may affect the value of our inventories, margins and profitability. We enter into fixed price commitments with a portion of our commercial ingredient customers and certain other customers. The commitments are for a fixed period of time, typically three months to twelve months. Such commitments with a term of six months or more represented approximately 3% of our annual net sales in fiscal 2022. Sometimes we enter into fixed price commitments with respect to certain of our nut products before fixing our acquisition costs in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent we do so and our fixed prices are not properly aligned with our acquisition costs, these fixed price commitments may result in reduced or negative gross profit margins, which could have a material adverse effect on our financial condition and results of operations.

We Operate in a Competitive Environment Which Could Materially and Adversely Affect our Financial Condition and Results of Operations
We operate in a highly competitive environment. The principal areas of competition are, among others, brand recognition, taste, flavor, quality, packaging, price, nutrition, advertising, promotion, convenience and service. Our principal products compete against food and snack products manufactured and sold by numerous regional, national and international companies, some of which are substantially larger and have greater resources than us, such as Hormel Foods Corp. (Planters brand). Most of our competitors that sell and market the other top branded snack nut products have committed more financial, marketing and other resources to such brands when compared to the resources available to or spent by us on our brands. Additionally, many food retailers, supercenters, mass merchandisers and internet retailers have continued to emphasize their own private label offerings as a key part of their strategy and may develop or expand their own private label nut and nut product offerings, to the exclusion of our branded products, particularly in an uncertain economic environment or due to inflationary conditions. Other smaller competitors may be able to focus on faster-growing, niche markets that we are unable to market effectively to or otherwise sell to due to our size, operations, marketing strategy or perceptions regarding our Company. Additionally, certain food retailers and internet retailers may seek to invest in companies serving certain niche markets and/or offer shelf space, added promotional activity or other marketing efforts in exchange for ownership in such companies, which we are unable to offer to such food retailers or internet companies. Recent consolidation and mergers and acquisitions activity in the nut and snack food market has resulted in price competition as part of such consolidation or mergers and acquisitions activity. Many of our competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing inshell pecans, peanuts, walnuts and other nut types directly from growers at fixed prices that later, due to altered market conditions, may prove to be above prevailing market prices. We also compete with other shellers in the commercial ingredients market and with regional processors in the retail and wholesale markets. In order to maintain or increase our market share, we must continue to price our products competitively and spend on marketing, advertising, new product innovation and shelf placement and slotting fees, which may cause a decline in gross profit margin if we are unable to increase sales volume or otherwise reduce our costs, which could materially and adversely affect our financial condition and results of operations.
Significant Private Brand Competitive Activity Could Materially and Adversely Affect Our Sales and as a Result Our Financial Condition and Results of Operations
Some customer buying decisions, including some of our largest private brand customers, are based upon a periodic bidding process in which a single, successful bidder is assured the right to sell the selected product or products to the food retailer, supercenter, mass merchandiser or internet retailer until the next bidding process to the exclusion of other bidders. Our sales volume may decrease significantly if our bids are too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our bids are successful, but below our desired price points. In addition, our margins could be further reduced if commodity prices or other input prices subsequently rise and customers are unwilling or unable to accept price increases. The nut and snack food industry has experienced consolidation and significant mergers and acquisitions activity in recent years. If certain of our competitors elect to reduce prices in order to increase sales or market share, our market share could decrease and this could adversely affect our financial condition and results of operations.
Many food retailers, supercenters, mass merchandisers and internet retailers have sought to develop or expand their private brand offerings in recent years. Should any of our significant customers elect to introduce or expand their private brand programs, and we do not participate in such programs, including due to undesirable margins or selling prices, the programs directly compete against our branded products or exclude our private brand or branded products due to shelf space or other concerns, our sales volume and margins could be negatively impacted. Any of these outcomes may materially and adversely affect our financial condition and results of operations.
Changing Consumer Preferences and Demand Could Materially and Adversely Affect Our Financial Condition and Results of Operations
Our financial performance depends in part on our ability to anticipate and offer products to our customers that appeal to their preferences. Consumer preferences, whether for branded products or private brand products, or how consumers purchase such products and the format, quantity or volume sizes of such products, can quickly change based on a number of factors beyond our control. If we fail to anticipate, identify or react quickly to these changes and are unable to develop and market new and improved products or otherwise offer products that meet consumer preferences, demand for our products could suffer. In addition, demand for our products could be affected by consumer concerns regarding the labeling, packaging, manner of preparing our products or concerns with respect to the health effects of nutrients or ingredients in any of our products or the overall sustainability or impact of our products on the environment. The development and introduction of new products and packaging or alteration of existing products and packaging requires substantial research and development, testing and marketing expenditures, which we may be unable to recover fully if the new products do not achieve the necessary commercial success. New product introduction also results in increased costs, including from the use of new manufacturing techniques, capital expenditures, new raw materials and ingredients, additional labor and consulting expenses, development or revision of packaging and labeling and additional marketing and trade spending. Consumers are also purchasing food products with increasing frequency outside traditional retail supermarkets, including via the Internet. If we are unable to provide customers with our products outside traditional retail supermarkets, supercenters and club stores, demand for our products could suffer and/or we will be unable to grow our business. Reduction in demand as a result of changing consumer preferences or inability to provide consumers with products they demand, or in the manner they demand, could materially and adversely affect our financial condition and results of operations.

We are Subject to Customer Pricing Pressures and Retail Consolidation Trends Which Could Materially and Adversely Affect Our Financial Condition and Results of Operations
As the retail grocery trade continues to consolidate and our retail customers grow larger, become more sophisticated, use data for purchasing decisions and obtain more purchasing power, our retail customers are demanding lower pricing, especially private brand customers, and increased free or discounted promotional programs. Further, these retail customers may begin to place a greater emphasis on the lowest-cost supplier in making purchasing decisions, especially during periods of increased or variable raw material acquisition costs or rapid inflation. An increased focus on the lowest-cost supplier could reduce the benefits of some of our competitive advantages, which include a focus on customer service, innovation, production capacity, category management and quality. As the retail environment consolidates, many customers are reducing inventories or focusing on a limited number of brands (often the number one or number two brand by market share) or a limited number of products or SKUs in making purchasing decisions. In addition, certain customers in the retail channel, such as dollar stores and other discount sellers, have become increasingly sophisticated and may demand similar pricing to retail grocery customers. As part of the retail consolidation trend, diversified companies with substantial Internet presences have increased their food offerings or purchased retail supermarkets to expand their grocery business, particularly as such companies focus on food delivery direct to consumers. Such companies have substantial pricing power and may focus on their products to the exclusion of our products. If we fail to respond to these trends, our sales volume growth could suffer, and it may become necessary to lower our prices and increase promotional support of our products, any of which would materially and adversely affect our gross profit and gross profit margin and could materially and adversely affect our financial condition and results of operations.
Food Safety, Allergy and Product Contamination Concerns Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations
If consumers in our principal markets lose confidence in the health or safety of nut products, particularly with respect to peanut and tree nut allergies, food borne illnesses, processes, ingredients and packaging used in the manufacturing process or other food safety matters, this could materially and adversely affect our financial condition and results of operations. Individuals with nut allergies may be at risk of serious illness or death resulting from the consumption of our nut products, including consumption of the products of our customers which in turn contain our products as an ingredient. Notwithstanding our existing food safety controls, we process peanuts and tree nuts on the same equipment, and there is no guarantee that our other products will not be cross-contaminated. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters, including food borne illnesses, may discourage consumers from buying our products, cause production and delivery disruptions or result in product recalls. Product safety issues concerning the products we manufacture, distribute and sell, and also concerning similar products not manufactured, distributed or sold by us, may materially and adversely affect demand for products in the nut industry as a whole, including products without actual safety problems. Decreases in demand for products in the industry generally could have a material adverse effect on our financial condition and results of operations. In addition, the cooling system at our Elgin, Illinois facility utilizes ammonia. If a leak in the system were to occur, there is a possibility that the inventory in cold storage at our Elgin, Illinois facility could be destroyed which could have a material adverse effect on our financial condition and results of operations.
Product Liability, Product Recalls, Product Labeling and Product Advertising Claims May Have a Material Adverse Effect on Our Results of Operations and Cash Flows
We face risks associated with product liability claims, product recalls and other liabilities in the event: (i) our food safety and quality control procedures are ineffective or fail, (ii) we procure products or packaging from third parties that are or become subject to a recall, regardless of whether or not our food safety and quality control procedures are ineffective or fail, (iii) our products or packaging cause injury or become adulterated or misbranded, (iv) our products are determined to be promoted or labeled in a misleading fashion or do not contain required labeling or notices, (v) government authorities test our products and determine that they contain a contaminant or present a food safety risk, (vi) our products are tampered with, (vii) one of our competitors is subject to claims, recalls or other liabilities involving products similar to ours or (viii) federal, state or other government agencies or courts determine that our products could pose health risks or contain potentially harmful chemicals or other substances. In recent years, the food industry has been a target of litigation over product labeling and advertising, including nut products. Such litigation results in significant costs to defend and resolve. In addition, we do not control the labeling of the products of our customers that contain our products as an ingredient. A product recall of a sufficient quantity or significant adverse publicity, a significant product liability judgment against us, a significant advertising-related liability or other safety concerns (whether actual or claimed) could cause our products to be unavailable for a period of time, could require us to re-label
or
re-package
products, could result in a loss of consumer confidence in our products and expose us to liabilities in excess of any insurance we maintain for such events, including to our private label customers. As customers request revised and more sophisticated packaging, our packaging solutions may result in manufacturing defects or errors in the manufacture of such packaging, which could cause us to recall the products despite having proper food safety protocols. If these kinds of events were to occur, they would have a material adverse effect on the demand for our products, subject us to costly recalls or withdrawals, require us to spend significant amounts to change our operations to remedy such issues, and, consequently, could have a material adverse effect on our results of operations and cash flows.

Increased Production, Materials, Transportation and Insurance Costs Could Materially and Adversely Affect Our Financial Condition and Results of Operations
Our results are dependent on controlling a variety of costs. Beginning with the summer of 2020, we have experienced variability in transportation costs due to additional demand in shipping by a variety of market participants, a general shortage of drivers, partially due to health and safety concerns, increased fuel costs and federal regulations, which require increased monitoring of driving time using electronic monitoring technology. In addition to transportation costs, we have experienced (and may experience) increased commodity or raw material costs, increased packaging material prices, higher general water, energy and fuel costs, increased labor costs and increased insurance costs, such as for property insurance. Maintaining the prices of our products, initiating price increases (including passing along price increases for commodities used in our products) and increasing the demand for our products (especially when prices for our products are decreasing due to commodity price decreases), all of which are important to our plans to increase profitability, may be materially and adversely affected or undermined by such increases in production and operation costs. Material and sustained increases in any of the foregoing costs could materially and adversely affect our financial condition and results of operations.
Technology Disruptions, Failures or Breaches, Hacking Activity, Ransomware Attacks or Other Cybersecurity Events Could Materially and Adversely Affect Our Financial Condition and Results of Operations
We depend on information technology to maintain and streamline our operations, including, among other things, (i) interfacing and communicating with our locations, customers and suppliers, (ii) complying with financial reporting, legal and tax regulatory requirements, (iii) maintaining logistics, inventory control and monitoring systems, (iv) providing us with real-time feedback about our business and (v) allowing continuity of operations when a significant number of our employees are working remotely. Like other companies, our information technology systems or information technology systems of our customers, vendors, counterparties and providers may be vulnerable to a variety of interruptions due to events beyond our control, including natural disasters, terrorist attacks, government-sponsored or affiliated cyberattacks, telecommunications failures, outages during replacement or upgrades, computer viruses, phishing activity, hardware failures, cloud-based technology outages, power outages, hackers, social engineering attacks, loss or theft of hardware, ransomware attacks, cyber risks and other security issues. We have technology security initiatives, cyber insurance and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, particularly as the global dependence on technology and the sophistication of cyber threats increase and more of our employees are working remotely. In addition, if we are unable to prevent security breaches or disclosure of non-public
information, we may suffer financial and reputational damage, litigation or remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our customers, consumers, or suppliers. If we were subject to a ransomware attack, we may be required to pay ransom in amounts that could be material to our financial condition.
In addition, we have outsourced several information technology support services and administrative functions to third-party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, the loss of sensitive data through security breach, or otherwise. While we or any third-party service provider have not experienced any significant disruption, failure or breach impacting our information technology systems, any such disruption, failure or breach could adversely affect our financial condition and results of operations.
Increases in Labor Costs or Work Stoppages or Strikes Could Materially and Adversely Affect Our Financial Condition and Results of Operations
As the number of our employees has grown, personnel costs, including the costs of medical and other employee health and welfare benefits, have increased. These costs can vary substantially as a result of an increase in the number, mix and experience of our employees and changes in health care and other employment-related laws. There are no assurances that we will succeed in reducing future increases in such costs, particularly if government regulations require us to change our health and welfare benefits, government regulations impose additional monitoring and compliance expenses, or we need to attract and retain additional qualified personnel or provide extra compensation due to the impact of
COVID-19
or any other pandemic or due to other reasons. Increases in personnel costs can also be amplified by low unemployment rates, increased inflation, preferences among workers in the labor market and general tight labor market conditions in any of the areas where we operate. Our inability to control such costs could materially and adversely affect our financial condition and results of operations.

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
The Impact of Changing Climate Patterns Could Materially and Adversely Affect Our Financial Condition and Results of Operation
We have observed a number of changing climate patterns in the U.S. and internationally. These changing climate patterns have caused weather patterns to change, and we have experienced severe droughts, floods, frosts, hurricanes, tornadoes, cold and warmer temperatures and other previously abnormal natural events. These weather events could impact the ability of our growers and producers to consistently provide us with the quality and quantity of nut and nut related products that we require, and in turn cause the prices of certain nuts and raw materials to increase or change in unpredictable ways. Any long-term changes in climate patterns could prevent growers from growing or harvesting nuts in previous quantities, or at all, as many nut products require particular soil, water and climate conditions in order to grow or have acceptable yields. Because we (and our growers) cannot predict, change or insure against changing climate patterns, our ability to react to these changes is limited. If we and our growers and producers cannot adapt to changing climate patterns, our financial condition and results of operations could be materially and adversely affected.
Business Risks
Negative Consumer Perception About Our Company, Our Values and Practices or our Branded or Private Brand Products Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations
Our ability to develop, maintain and continually enhance consumer perceptions about our Company and our branded products is critical to improving our operating and financial performance. The value of our Company and our branded products is based in large part on the degree to which consumers react and respond positively to our operations and our brands. Positive views of our Company and our brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible or reckless manner, negative perception about the actions or values of our Company, adverse publicity about our products and Company operations (whether actual or fictitious), product recalls or failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, concerns about food safety or allergies, or our products becoming unavailable to consumers, concerns about the sustainability of our operations and products or the actual impact or perceptions about the impact that our operations or products have on the environment. Customer, vendor and stockholder views on our sustainability and environmental practices and values of our Company can change quickly due to events beyond our control and we may not be able to effectively change our practices or communicate our practices and values to avoid negative perceptions.
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
We are Dependent Upon Certain Significant Customers Which Could Materially and Adversely Affect Our Financial Condition, Cash Flows and Results of Operations
We are dependent on a few significant customers for a large portion of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 63%, 61% and 60% of net sales in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. There can be no assurance that all significant customers will continue to purchase our branded or private brand products in the same quantities, same product mix or on the same terms as in the past, particularly as increasingly powerful retailers demand lower pricing, different packaging, larger marketing support, payments for retail space, establish private brands or request other terms of sale which negatively impact our profitability or sales. Many of our largest customers emphasize sales at physical locations and a significant shift to Internet sales may impact the amount and types of products they purchase from us. A loss of one of our largest customers, a material decrease in purchases by one of our largest customers, the inability to collect a receivable from or a significant business interruption at one of our largest customers would result in decreased sales and would materially and adversely affect our results of operations, financial condition and cash flows.

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
Our Products are Processed at a Limited Number of Production Facilities and any Significant Disruption at any of Our Production Facilities or Disruption with a Third-Party Supplier Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations
Our products are shelled, manufactured or otherwise processed at our various production facilities. However, certain nut and nut-related
products, including the shelling of peanuts, walnuts and pecans and processing and packaging of certain other products, are conducted only at a single location. If any of these production facilities experiences a disruption for any reason, including a work stoppage, power failure, fire, pandemic, terrorism, cyberattack, labor event or weather related condition or natural disaster, this could result in a significant reduction or elimination of the availability of some of our products. In addition, a dispute with, or disruption at, a significant third-party supplier, service provider or distributor may impact our ability to produce, package, market, transport and sell our products. If we were not able to obtain alternate production, shelling or processing capability in a timely manner or on satisfactory terms, this could have a material adverse effect on our financial condition and results of operations.
Unsuccessful Implementation of Our Long-Range Plan Could Materially and Adversely Affect Our Financial Condition and Results of Operations
We developed a strategic plan (the “Long-Range Plan”), to clarify our future growth priorities, diversify our product line and help us achieve long-term profitable growth. As part of this Long-Range Plan, we have taken (or will take) a number of actions including, among other things, promotion of our branded recipe and snack nut products, expanding distribution in traditional retail channels and alternative channels and other strategies related to increasing sales of non-branded
business at existing key customers. In addition to these actions, we intend to improve our research and development and marketing capabilities to improve the quality, innovation, manufacture and sales of our products. We have launched, and will launch in the future, products and projects to improve our branded and private brand product portfolio, which may require significant capital expenditures, consulting and employee costs, research and development expenses and related product manufacturing expenses. There are no assurances that we will be successful in achieving any portion of our Long-Range Plan, including the development of any aspect of our branded or private brand business, or any other efficiency measures.
In addition, as part of our Long-Range Plan, we may engage in strategic acquisitions and joint ventures. As part of our Long-Range Plan, we have and intend to make investments in and enter into strategic relationships with growth-stage companies to take advantage of our manufacturing and supply chain expertise and diversify our product line. However, we may be unsuccessful in managing completed acquisitions, joint ventures, or investments; identifying additional acquisitions or joint ventures, or negotiating favorable financial or other terms with third parties which are attractive or advantageous to grow or otherwise supplement our existing business. In addition, the identification, negotiation and completion of any acquisition, joint venture, or investment may divert management’s attention from ordinary business matters, require a number of one-time
or ongoing advisory costs, result in the loss of employees or customers of our business or the acquired business, involve the assumption of unknown and potentially significant liabilities or result in impairment charges if the assumptions underlying the purchase are not satisfied. Due to various uncertainties inherent in such activities, we may be unable to achieve a substantial portion of any anticipated benefits or cost savings from previous acquisitions, joint ventures, or investments or other anticipated benefits in the timeframe we anticipate, or at all.
Any inability to realize the anticipated benefits from the Long-Range Plan could materially and adversely affect our financial condition and results of operations.

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
Specifically
,
governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives and import and export restrictions on agricultural commodities and commodity products, can influence the planting, location and size of certain crops, whether commodity products are traded, the volume and types of imports and exports, and the viability and volume of production of certain of our products. In addition, international trade disputes, sanctions and armed hostilities can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply of, demand for, and prices of our products, restrict our ability to do business in its existing and target markets, and negatively impact our revenues and operating results.
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
We are a publicly traded company and subject to changing rules and regulations of federal and state governments as well as other regulatory entities. These entities, including the Public Company Accounting Oversight Board, the SEC, the Department of Justice and the Nasdaq Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress or otherwise. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. Failure to comply with any law or regulation could subject us to civil or criminal remedies, including fines and injunctions, which could materially and adversely affect our results of operations.
Operational, Legal, Economic, Political and Social Risks of Doing Business in International Markets and Other Foreign Countries May Have a Material Adverse Effect on Our Results of Operations
Approximately 32% of the dollar value of our total nut purchases for fiscal 2022 were made from foreign countries. We purchase our cashews from Vietnam and certain West African countries and some of our pecans from Mexico. We also purchase sunflower oil and certain other ingredients that are sourced from Ukraine. To this extent, we are exposed to various risks inherent in international markets, including increased governmental ownership and regulation of the economy, greater likelihood of inflation and adverse economic conditions, governmental attempts to control inflation, such as setting interest rates and maintaining wage and price controls, supply reduction into the United States from increased demand in foreign countries, international competition, compliance with, and subjection to, foreign laws, including our ability to protect our intellectual property, such as our brands, compliance with U.S. laws and regulations related to conduct in foreign countries, such as the Foreign Corrupt Practices Act, currency exchange rates, potential for contractual defaults or forced renegotiations on purchase contracts with limited legal recourse, foreign countries’ response to the
COVID-19
pandemic, tariffs, quotas, duties, import and export restrictions, sanctions, armed hostilities and other barriers to trade that may reduce our profitability or sales and civil unrest, armed hostilities and significant political instability.

The existence of risks in international markets and other foreign countries could jeopardize or limit our ability to purchase sufficient supplies of cashews, pecans and other imported raw materials and limit our ability to make international sales, and may materially and adversely affect our results of operations by increasing the costs of doing business overseas.
Litigation Could Materially and Adversely Affect Our Financial Condition and Results of Operations
We have been the subject of litigation and investigations in the past, and we may become the subject of litigation and investigations in the future, which may include lawsuits or claims related to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, wage and hour matters, environmental matters, debt obligations or other aspects of our business. Plaintiffs or regulatory bodies could seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to lawsuits and investigations is difficult to estimate accurately. Additionally, many of our customer contracts require us to indemnify and assume the defense of any third-party claim against the customer, increasing the risk of litigation related to our operations or products. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation and investigations may be expensive to defend and may divert time, money and management attention away from our operations and negatively impact our financial performance. We maintain insurance in amounts we believe to be adequate based on our business operations. However, we may incur claims or liabilities for which we are not insured, that exceed the amount of our insurance coverage or that our insurers may raise various objections and exceptions to coverage. A judgment or settlement for significant monetary damages or requiring other significant changes to our business or assets could materially and adversely affect our financial condition and results of operations. Any adverse publicity resulting from allegations or investigations may also adversely affect our reputation and the reputation of our products, which in turn could materially and adversely affect our financial condition and results of operations or result in serious and adverse operational consequences.
Inability to Protect Our Intellectual Property or Avoid Intellectual Property Disputes Could Materially and Adversely Affect Our Financial Condition and Results of Operations
We consider our intellectual property rights, particularly and most notably our brand trademarks (such as our
Fisher, Orchard Valley Harvest, Squirrel Brand
and
Southern Style Nuts
trademarks), but also our patents, trade secrets,
know-how
copyrights and licensing agreements, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, service mark, trademark, copyright and trade secret laws, as well as licensing agreements, third-party nondisclosure and assignment agreements and policing of third-party misuses of our intellectual property both domestically and internationally. Our failure to obtain or adequately protect our trademarks, products, new features of our products, or our trade secrets and technology, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially and adversely affect our financial condition and results of operations.
In addition, we may be unaware of intellectual property rights of others that may cover some of our technology, brands or products. Any disputes regarding patents or other intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Third-party claims of intellectual property infringement might also require us to enter into costly license agreements. We also may be subject to significant damages or injunctions against development and sale of certain products if found to be liable for infringing activity. Any such activities could materially and adversely affect our financial condition and results of operations.
Financial Risks
Certain of Our Stockholders Possess a Majority of Aggregate Voting Power in the Company and Stockholders within The Sanfilippo Group Have Pledged Shares of their Class A Stock, Which May Make a Takeover or Change in Control More or Less Difficult and Could Materially and Adversely Affect Our Financial Condition and Results of Operations
As of August 24, 2022, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Sanfilippo, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 50.7% voting interest in the Company. As of August 24, 2022, Michael J. Valentine (the “Valentine Group”) owns or controls Common Stock (one vote per share) and Class A Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 23.8% voting interest in the Company. In addition, the Sanfilippo Group and the Valentine Group as holders of the Class A Stock are entitled to elect seven Class A Directors, which represents 70% of our entire Board of Directors. As a result, the Sanfilippo Group and the Valentine Group together are able to direct the election of a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert certain influence on our business, or take certain actions, that cannot be counteracted by another stockholder or group of stockholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of our stockholders, including any amendments to our certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent or cause dividends, or a change in control or sale of the Company, which may or may not be in the best interests of other stockholders, and can take other actions that may be less favorable to other stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations, which could materially and adversely affect our financial condition, results of operations and cash flows.

In addition, several stockholders within the Sanfilippo Group that beneficially own a significant interest in our Company have pledged shares of the Company’s Class A Stock that they own to secure loans made to them by financial institutions. Such pledges are by stockholders (trusts) rather than individual directors or officers. If a stockholder defaults on any of its obligations under these pledge agreements or the related loan documents, these banks may have the right to sell the pledged shares. Such a sale could cause our Company’s stock price to decline. Many of the occurrences that could result in a foreclosure of the pledged shares are out of our control and are unrelated to our operations. Because these shares are pledged to secure loans, the occurrence of an event of default could result in a sale of pledged shares that could cause a change of control of our Company, even when such a change may not be in the best interests of our stockholders, and it could also result in a default under certain material contracts to which we are a party, including an event of default under the Amended and Restated Credit Agreement dated as of March 5, 2020 by and among the Company, Wells Fargo Capital Finance, LLC, as arranger and administrative agent, and the lenders party to such credit agreement (the “Credit Facility”), which could materially and adversely affect our financial condition, results of operations and cash flows.
We Cannot Guarantee the Timing, Amount or Payment of Dividends
Although the Board of Directors has adopted a dividend policy under which the Company intends to pay a regular annual cash dividend on our Common Stock and Class A Stock, whether any such subsequent dividend (or any special dividend) is declared and the timing and amount thereof is subject to the discretion of the Board of Directors. Decisions of the Board of Directors in respect of dividends will be based on a variety of factors, including the cash flows, earnings and financial position of the Company as well as the borrowing availability and other restrictions under our Credit Facility. The Board of Directors is not required to declare dividends and amount of dividends is restricted under our Credit Facility and could be restricted under future financing or other arrangements. The Board of Directors will also regularly review and may modify or terminate our dividend policy. Accordingly, we cannot provide any assurances that our Company will pay annual or special cash dividends in the future, and if so, the amount or timing thereof. Any reduction in or elimination of our dividend policy or dividend payments could have a negative effect on the price of our Common Stock.
Impairment in the Carrying Value of Goodwill or Other Intangibles Could Result in the Incurrence of Impairment Charges and Negatively Impact our Financial Condition
At June 30, 2022, we had goodwill of $9.6 million and other intangible assets of $8.1 million, net. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of customer relationships, brand names, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill is not amortized but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the bankruptcy of a significant customer and could result in the incurrence of impairment charges and negatively impact our net worth.
The Way in Which We Measure Inventory May Have a Material Adverse Effect on Our Results of Operations
We physically acquire our inshell nut inventories of pecans, peanuts and walnuts from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of our fiscal year, and receive nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While we perform various procedures periodically to confirm the accuracy of our bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations in quantities and yields, and such adjustments directly affect earnings. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen-month period, at which time revisions to any estimates, which historically averaged less than 1.0% (but it cannot be guaranteed to continue under this level) of inventory purchases, are also recorded. The precise amount of our bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. The majority of bulk-stored nut inventories at June 30, 2022 will be processed during the first half of fiscal 2023 and any adjustment to our bulk stored nut inventory quantity will be recorded at that time. There can be no assurance that any bulk stored nut inventory quantity adjustments will not have a material adverse effect on our results of operations in the future.

Item 1B — Unresolved Staff Comments
None.
Item 2 — Properties
We own or lease four principal production facilities. Our primary processing and distribution facility is located at our Elgin, Illinois site which also houses our primary manufacturing operations and corporate headquarters (the “Elgin Site”). The remaining principal production facilities are located in Bainbridge, Georgia; Selma, Texas and Gustine, California. In addition, we operate a retail store at the Elgin Site.
As described below in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, the Mortgage Facility (as defined below) is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois and Gustine, California.
We believe that our facilities are generally well maintained and in good operating condition.
a. Principal Facilities
The following table provides certain information regarding our principal facilities:

Location	Square Footage	Type of Interest	Description of Principal Use	Date Company Constructed, Acquired or First Occupied
Bainbridge, Georgia	300,000	Owned and Leased	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987
Selma, Texas (1)	300,000	Leased	Pecan shelling, processing, bulk packaging, warehousing and distribution	1992
Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993
Elgin, Illinois (2) (Elgin Office Building)	400,000	Owned	Rental property	2005
Elgin, Illinois (Elgin Warehouse Building)	1,001,000	Owned	Processing, packaging, warehousing, distribution and corporate offices	2005

(1)	The sale and lease back of the Selma properties to related party partnerships was consummated in fiscal 2007. See Note 7 —“Long-Term Debt” of the Notes to the Consolidated Financial Statements.
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

After the fire that occurred at our Garysburg facility during fiscal 2020, the Company decided to cease all operations permanently during fiscal 2021 and sell the facility. The property and remaining equipment were sold during the first quarter of fiscal 2022. See Note 18 — “Garysburg, North Carolina Facility” of the Notes to the Consolidated Financial Statements for additional information.

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
The Selma facility is used for our automated pecan shelling, packaging, bulk packaging, warehousing and distribution operations. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. During fiscal 2022, we processed approximately 38 million inshell pounds of pecans at the Selma facility. The quantity of pecans processed varies depending on the amount of inshell nuts purchased due to, among other things, commodity acquisition cost risk, the size and cost of the crop, the impact of international demand and expected demand based on our current sales forecast.
The Bainbridge facility is located in the largest peanut producing region in the United States and is used for peanut shelling and peanut butter production. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to our customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2022, the Bainbridge facility shelled approximately 100 million inshell pounds of peanuts.
The Gustine facility is used for walnut shelling, pasteurization, processing, bulk packaging, warehousing and distribution. This facility has the capacity to shell in excess of 60 million inshell pounds of walnuts annually. During fiscal 2022, the Gustine facility shelled approximately 34 million inshell pounds of walnuts. The quantity of walnuts shelled will vary depending on the amount of inshell nuts purchased due to, among other things, commodity acquisition cost risk, the size and cost of the crop, the impact of international demand, and expected demand based on our current sales forecast.
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
For a discussion of legal proceedings, investigations, settlements and other contingencies, see Note 9 — “Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form
10-K.
Item 4 — Mine Safety Disclosures
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) of Form
10-K
and Instruction 3 to Item 401(b) of Regulation
S-K,
the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for our annual meeting of stockholders to be held on November 3, 2022. Below are our executive officers as of August 24, 2022:
Jeffrey T. Sanfilippo, Chief Executive Officer
, age 59 — Mr. Sanfilippo has been employed by us since 1991 and in November 2006 was named our Chief Executive Officer. Mr. Sanfilippo served as our Executive Vice President Sales and Marketing from January 2001 to November 2006. He served as our Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of our Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995, and Mr. Sanfilippo served as Vice President Sales and Marketing from October 1995 to August 1999.
Michael J. Valentine, Group President and Secretary
, age 63 — Mr. Valentine has been employed by us since 1987. In November 2006, Mr. Valentine was named our Chief Financial Officer and Group President and, in May 2007, Mr. Valentine was named our Secretary. In August 2021, Mr. Valentine voluntarily stepped down as Chief Financial Officer and plans to retire in fiscal 2023. He continues in his roles as Group President and Secretary and also continues to serve as a Director of the Company. Mr. Valentine served as our Executive Vice President Finance, Chief Financial Officer and Secretary from January 2001 to November 2006. Mr. Valentine served as our Senior Vice President and Secretary from August 1999 to January 2001. He has been a member of our Board of Directors since April 1997. Mr. Valentine served as our Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for us from June 1987 and 1990, respectively, to December 1995. Mr. Valentine’s responsibilities also include peanut, almond, imported nut, packaging and other ingredient procurement and our contract packaging business.
Frank S. Pellegrino, Chief Financial Officer, Executive Vice President, Finance and Administration, and Treasurer
, age 48 — Mr. Pellegrino has been employed by us since January 2007. In August 2021, Mr. Pellegrino was promoted to Chief Financial Officer upon Mr. Valentine stepping down as Chief Financial Officer (pursuant to his succession plan). In August 2020, Mr. Pellegrino was promoted to Executive Vice President, Finance and Administration. Mr. Pellegrino served as our Senior Vice President, Finance from August 2012 to August 2020 and, in August 2016, he was appointed Treasurer. Mr. Pellegrino served as Vice President Finance and Corporate Controller from January 2009 to August 2012. He served as Corporate Controller from September 2007 to January 2009 and as Director of Accounting from January 2007 to September 2007. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger, a
business-to-business
distributor. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP. Mr. Pellegrino is responsible for our accounting, finance and treasury functions, our information technology department, our customer solutions department and investor relations.
Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary
, age 54 — Mr. Sanfilippo has been employed by us since 1991. In November 2006, Mr. Sanfilippo was named our Chief Operating Officer and President and, in May 2007, Mr. Sanfilippo was named our Treasurer and held that position until January 2009. Mr. Sanfilippo served as our Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995 from 2001 to November 2006. Mr. Sanfilippo became a member of our Board of Directors in December 2003. He became our Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 to August 1999. Prior to that, Mr. Sanfilippo was the General Manager of our Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in our Financial Relations Department. Mr. Sanfilippo is responsible for overseeing our plant operations, as well as walnut and pecan procurement.
Shayn E. Wallace, Executive Vice President, Sales and Marketing,
age 51 — Mr. Wallace joined us in March 2019 as Senior Vice President, Commercial Ingredients. In May 2020, he was promoted to Executive Vice President, Sales and Marketing. Prior to that, he served as President for Spectrum Brands. His career path also includes senior roles with major food companies such as H.J. Heinz, The Kellogg Company, Dean Foods, Sara Lee Food & Beverage and Morton Salt where he held senior leadership positions in Sales and Marketing. He is currently responsible for leading our Sales and Marketing departments.
Michael J. Finn, Vice President, Corporate Controller,
age 47 — Mr. Finn has been employed by us since November 2011 when he started as our Assistant Corporate Controller. In August 2021, Mr. Finn was promoted to Vice President, Corporate Controller, and in October 2021, he became the Principal Accounting Officer of the Company. In August 2018, Mr. Finn was promoted to Corporate Controller. He served as our Director, Financial Reporting and Tax from August 2014 to July 2018. Previously, Mr. Finn was Manager of External Reporting at Nalco Company. Prior to that, Mr. Finn was a Senior Manager in the Assurance Practice at BDO, LLP. Mr. Finn has been a Certified Public Accountant (CPA) since 2000. Mr. Finn is responsible for our accounting, financial reporting, and income tax functions.

RELATIONSHIPS AMONG CERTAIN DIRECTORS AND EXECUTIVE OFFICERS
Below are the relationships among certain directors and executive offices as of August 24, 2022:
Michael J. Valentine, Group President and Secretary and a director of the Company, is (i) the brother of James A. Valentine and (ii) the cousin of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo, James J. Sanfilippo, John E. Sanfilippo and Lisa A. Sanfilippo.
Jeffrey T. Sanfilippo, Chief Executive Officer and a director of the Company, is (i) the brother of Jasper B. Sanfilippo, Jr., James J. Sanfilippo, John E. Sanfilippo and Lisa A. Sanfilippo and (ii) the cousin of Michael J. Valentine and James A. Valentine.
Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and a director of the Company, is (i) the brother of Jeffrey T. Sanfilippo, James J. Sanfilippo, John E. Sanfilippo and Lisa A. Sanfilippo and (ii) the cousin of Michael J. Valentine and James A. Valentine.
James J. Sanfilippo, a director of the Company, is (i) the brother of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo, John E. Sanfilippo and Lisa A. Sanfilippo and (ii) the cousin of Michael J. Valentine and James A. Valentine.
James A. Valentine, Senior Technical Advisor and a director of the Company, is (i) the brother of Michael J. Valentine and (ii) the cousin of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo, James J. Sanfilippo, John E. Sanfilippo and Lisa A. Sanfilippo.
John E. Sanfilippo, a director of the Company, is (i) the brother of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo, James J. Sanfilippo and Lisa A. Sanfilippo and (ii) the cousin of Michael J. Valentine and James A. Valentine.
Lisa A. Sanfilippo, a director of the Company, is (i) the sister of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo, James J. Sanfilippo and John E. Sanfilippo and (ii) the cousin of Michael J. Valentine and James A. Valentine.

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
The graph below compares our cumulative five-year total stockholder return on our Common Stock with the cumulative total returns of the Russell 2000 Consumer Staples Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our Common Stock, in each index (with the reinvestment of all dividends) from June 30, 2017 to June 30, 2022.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among John B. Sanfilippo & Son, Inc., the Russell 2000 Index,
and the Russell 2000 Consumer Staples Index

*	$100 invested on June 30, 2017 in stock or index, including reinvestment of dividends.
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
As of August 24, 2022 there were 47 holders and 16 holders of record of our Common Stock and Class A Stock, respectively.

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
The frequency and amount of cash dividends declared for each class of common stock for the two most recently completed fiscal years and dividends declared as of the date of this Report are as follows:

•	On July 9, 2020 our Board of Directors declared an annual and special cash dividend of $0.65 and $1.85, respectively, that was paid to holders of Common Stock and Class A Stock on August 21, 2020.

•	On January 27, 2021 our Board of Directors declared a special cash dividend of $2.50 that was paid to holders of Common Stock and Class A Stock on March 16, 2021.

•	On July 8, 2021 our Board of Directors declared an annual and special cash dividend of $0.70 and $2.30, respectively, that was paid to holders of Common Stock and Class A Stock on August 25, 2021.

•
Subsequent to the end of fiscal 2022, the Board of Directors declared an annual and special cash dividend of $0.75 and $1.50, respectively, that will be paid to holders of our Common Stock and Class A Stock on August 31, 2022.

For purposes of the calculation of the aggregate market value of our voting stock held by non-affiliates
as set forth on the cover page of this Report, we did not consider any of the siblings or spouses of Jasper B. Sanfilippo, Sr. or Mathias A. Valentine, or any of the lineal descendants of either Jasper B. Sanfilippo, Sr., Mathias A. Valentine or such siblings (other than those who are our executive officers, directors or those in the foregoing who have expressly formed a group within the meaning of Section 13(d)(3) of the Exchange Act) as an affiliate. See “Review of Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2022 Annual Meeting and “Relationships Among Certain Directors and Executive Officers” appearing immediately before Part II of this Report.

Securities Authorized under Equity Compensation Plans
The following table sets forth information as of June 30, 2022, with respect to equity securities authorized for issuance pursuant to equity compensation plans previously approved by our stockholders and equity compensation plans not previously approved by our stockholders.
Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)

Equity compensation plans approved by stockholders — stock options	—	—	593,034
Equity compensation plans approved by stockholders — restricted stock units	142,239	—	593,034
Equity compensation plans not approved by stockholders	—	—	—
Item 6 — Selected Financial Data
The following historical consolidated financial data as of and for the years ended June 30, 2022, June 24, 2021, June 25, 2020, June 27, 2019 and June 28, 2018 was derived from our consolidated financial statements. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The information below is not necessarily indicative of the results of future operations.
Consolidated Statement of Comprehensive Income Data:
(dollars in thousands, except per share data)

	Year Ended
	June 30, 2022	June 24, 2021	June 25, 2020	June 27, 2019	June 28, 2018

Net sales	$955,868	$858,482	$880,092	$876,201	$888,931
Cost of sales	756,241	673,495	704,317	717,931	750,032

Gross profit	199,627	184,987	175,775	158,270	138,899
Selling and administrative expenses	112,190	99,809	97,228	99,746	82,710

Income from operations	87,437	85,178	78,547	58,524	56,189
Interest expense	1,921	1,441	2,005	3,060	3,463
Rental and miscellaneous expense, net	1,347	1,399	1,565	1,089	1,406
Pension expense (excluding service costs)	2,473	2,519	2,266	1,947	1,970

Income before income taxes	81,696	79,819	72,711	52,428	49,350
Income tax expense	19,909	20,078	18,601	12,962	16,850

Net income	$61,787	$59,741	$54,110	$39,466	$32,500

Basic earnings per common share	$5.36	$5.19	$4.72	$3.45	$2.86
Diluted earnings per common share	$5.33	$5.17	$4.69	$3.43	$2.84
Cash dividends declared per share	$3.00	$5.00	$6.00	$2.55	$2.50
Consolidated Balance Sheet Data:
(dollars in thousands)

	June 30, 2022	June 24, 2021	June 25, 2020	June 27, 2019	June 28, 2018

Working capital	$160,402	$124,963	$126,703	$141,434	$130,689
Total assets	447,262	398,455	407,457	391,304	415,853
Long-term debt, less current maturities	7,774	10,855	14,730	20,381	27,356
Total debt	51,362	23,383	47,023	27,719	65,803
Stockholders’ equity	278,821	242,494	238,238	254,555	243,002

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two
weeks (four thirteen-week quarters). However, the fiscal year ended June 30, 2022 consisted of fifty-three weeks with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2023 are to the fiscal year ending June 29, 2023.

•	References herein to fiscal 2022, fiscal 2021 and fiscal 2020 are to the fiscal years ended June 30, 2022, June 24, 2021 and June 25, 2020, respectively.
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
Squirrel Brand
and
Southern Style Nuts
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
During fiscal 2022, the Company created a Long-Range Plan to clarify our future growth priorities. Our Long-Range Plan focuses on growing our non-branded
business across key customers, transforming
Fisher,
 Orchard Valley Harvest
and
Squirrel Brand
 into leading brands while increasing distribution and diversifying our portfolio into high growth snacking segments to accelerate growth with innovation and targeted, opportunistic acquisitions. We plan to execute on our Long-Range Plan by providing non-branded
customer value-added solutions based on our extensive industry and consumer expertise. We will grow our branded business by reaching new consumers via product expansion and packaging innovation, expanding distribution across current and alternative channels, diversifying our product offerings and focusing on new ways for consumers to buy our products, including sales via
e-commerce
platforms.
We face a number of challenges in the future, which include recent widespread inflation, potential for economic downturn, supply chain challenges and the impacts of
COVID-19.
We have also experienced a tightening in the labor market for those employed at our production facilities which has led to increased labor costs.
Inflation
We face changing industry trends as consumer purchasing preferences evolve. Due to the recent widespread inflation and increasing commodity acquisition costs, we have seen higher selling prices at retail. With higher prices across our categories and the broader food market, consumers may purchase fewer snack products, shift their preferences to private brands or lower priced nuts or purchase snack products outside the nut and trail mix category. With the inflationary environment, we are also seeing signs of consumers shifting to more value-focused channels, such as mass merchandising retailers, club stores and dollar stores.
E-commerce
platforms still showed growth during fiscal 2022 but at a lower rate than we saw during fiscal 2021.
Supply Chain and Transportation
In recent months we have faced challenges with shortages and cost increases for shipping pallets, packaging, imported ingredients, transportation and shipping availability. The conflict in Ukraine has further exacerbated supply chain disruptions, especially related to sunflower oil used in roasting our nut products and aluminum which is used in certain of our product packaging.
We have also experienced supply chain issues related to a shortage in capacity in the transportation industry. Compounding the associated driver shortage was an increase in demand driven by additional spending on consumer goods during fiscal 2021 and fiscal 2022, which led to periodic shortages of shipping containers, container chassis, space on container ships and trains and capacity constraints at U.S. ports. This tightening in transportation capacity began to ease during the third quarter of fiscal 2022 as inflation resulted in rising costs which drove down demand in the freight market. However, intermodal capacity remains tight and ongoing labor negotiations with both port and rail workers by the operators of such port and rail centers may cause further disruptions. In addition, fuel prices were at record highs during calendar 2022. While we have mitigated some of the transportation shortages and maintained high service levels, we may continue to face an unpredictable transportation environment and there is no guarantee that our mitigation strategies will continue to be effective, or that any transportation capacity easing will continue or transportation prices will return to historic levels.

These shortages and related challenges have impacted our operations and resulted in increased expenses and manufacturing inefficiencies that have adversely impacted (and may continue to impact) our net income. We anticipate pricing relief in some of these areas in the coming quarters if and as shortages decrease and supply chains normalize, but we expect that some costs may remain elevated or unpredictable for a longer period of time, particularly as the conflict in Ukraine continues.
We are working, and will continue to work, with our vendors, customers and suppliers to source additional raw materials and packaging supplies and to remain flexible in obtaining the transportation and labor services we need. If these shortages and other supply chain issues continue and we cannot secure adequate supplies to fulfill customer orders or cannot obtain the transportation and labor services we need, such shortages and supply chain issues could have an unfavorable impact on net sales and our operations in fiscal year 2023. In addition, as costs increase due to these issues or due to inflationary pressures in general, there is an additional risk of not being able to pass (in part or in full) such potential cost increases onto our customers or in a timely manner. If we cannot align costs with prices for our products, our operating performance could be adversely impacted.
COVID-19
We may continue to face challenges in our fiscal 2023 as a result of the
COVID-19
pandemic and the uncertainty of future local, state and federal restrictions aimed to mitigate and control the pandemic. During fiscal 2022, as various
COVID-19
vaccines became more widely distributed and accepted by the public and indoor dining restrictions were again loosened, we saw a significant improvement in sales volume with our foodservice, restaurant, convenience store and non-essential
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
Climate Change Impacts
Similar to other commodity dependent businesses, extreme weather events from climate change can have an unfavorable impact on our business. Floods, hurricanes, wildfires, tornadoes, blizzards, droughts, mudslides and extreme temperatures can affect our ability to obtain adequate (or acceptable quality) input fruit and nut material and manufacture products in our facilities. These extreme weather events can also have an adverse impact on the transportation industry and supply chains upon which we rely. Climate change can also result in unfavorable impacts that are unique to our business, especially for normal crop development. Below are some examples of essential weather conditions that must be present for normal development of the crops from which we derive the major raw materials we use in our products.

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
The
non-occurrence
of these weather conditions and other essential weather conditions can result in smaller crops, crop failures, or quality failures, which can lead to increased acquisition costs and supply shortages. Should climate changes significantly alter weather patterns, some of these needed input products may not be available at all, which would have a material adverse impact on our business.

Annual Highlights

•	Our net sales for fiscal 2022 increased $97.4 million, or 11.3%, to $955.9 million compared to fiscal 2021.

•	Gross profit increased $14.6 million, while our gross profit margin, as a percentage of net sales, decreased to 20.9% in fiscal 2022 from 21.5% in fiscal 2021.

•
Total operating expenses for fiscal 2022 increased $12.4 million, or 12.4%, to $112.2 million. Operating expenses, as a percentage of net sales, increased slightly to 11.7% compared to 11.6% of net sales in fiscal 2021.

•	Diluted earnings per share increased approximately 3.1% compared to last fiscal year.

•	Our strong financial position allowed us to pay cash dividends of $34.5 million during fiscal 2022.

•
The total value of inventories on hand at the end of fiscal 2022 increased $56.9 million, or 38.4%, in comparison to the total value of inventories on hand at the end of fiscal 2021. We have seen acquisition costs for dried fruit and most major nut types increase in the 2021 crop year (which falls into our 2022 fiscal year).

Results of Operations
The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2022 to fiscal 2021 and from fiscal 2021 to fiscal 2020.

	Percentage of Net Sales			Percentage Change
	Fiscal 2022	Fiscal 2021	Fiscal 2020	Fiscal 2022 vs. 2021	Fiscal 2021 vs. 2020

Net sales	100.0%	100.0%	100.0%	11.3%	(2.5)%
Gross profit	20.9	21.5	20.0	7.9	5.2
Selling expenses	8.0	7.3	6.7	22.0	6.3
Administrative expenses	3.9	4.3	4.3	2.4	(3.0)
Fiscal 2022 Compared to Fiscal 2021
Net Sales
Our net sales increased 11.3% to $955.9 million for fiscal 2022 from $858.5 million for fiscal 2021. The increase in net sales was primarily due to a 6.9% increase in sales volume, which is defined as pounds sold to customers, and a 4.2% increase in the weighted average selling price per pound. The increase in the weighted average selling price resulted mainly from pricing actions taken due to an increase in commodity acquisition costs for peanuts, all major tree nuts except walnuts, dried fruits and other input costs due to inflationary conditions.
The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments from gross sales to net sales, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2022	Fiscal 2021

Peanuts	18.0%	19.3%
Pecans	10.1	10.0
Cashews & Mixed Nuts	22.6	23.3
Walnuts	5.8	6.2
Almonds	10.2	10.8
Trail & Snack Mixes	26.9	24.7
Other	6.4	5.7

Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2022	Fiscal 2022 Percent of Total	Fiscal 2021	Fiscal 2021 Percent of Total	$ Change	Fiscal 2022 to Fiscal 2021 Percent Change

Consumer (1)	$749,895	78.5%	$686,049	79.9%	$63,846	9.3%
Commercial Ingredients	120,577	12.6	92,911	10.8	27,666	29.8
Contract Packaging	85,396	8.9	79,522	9.3	5,874	7.4

Total	$955,868	100.0%	$858,482	100.0%	$97,386	11.3%

(1)
Sales of branded products were approximately 22% and 24% of total consumer channel sales during fiscal 2022 and 2021, respectively.
Fisher
branded products were approximately 62% and 66% of branded sales during fiscal 2022 and 2021, respectively, with
Orchard Valley Harvest
branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased 9.3% in dollars and 3.9% in sales volume in fiscal 2022 compared to fiscal 2021. The sales volume increase came primarily from an 8.9% increase in private brand sales volume driven by increases for trail and snack mixes and mixed nuts, which mainly resulted from new distribution at existing customers. The increase was partially offset by the discontinuance of our inshell peanut product line, which occurred in the fourth quarter of fiscal 2021, and a decrease in peanut butter sales volume due to the planned downtime associated with the upgrade of our peanut butter line that occurred and was completed in the third quarter of the current fiscal year. Sales volume for
Fisher
snack nuts decreased 32.9% primarily due to the discontinuance of our inshell peanut product line as mentioned above. Without considering the impact of this discontinued product line,
Fisher
snack nuts sales volume increased 4.8%. Sales volume of
Fisher
recipe nuts was relatively unchanged compared to fiscal 2021. Sales volume of
Orchard Valley Harvest
products increased 11.9% primarily driven by increased distribution and promotional activity at a major customer in the non-food
sector, as this retailer continues to recover from
COVID-19
restrictions, as well as regained distribution at a customer in the club channel. These gains were partially offset by reduced merchandising activity and item discontinuance at a mass merchandising retailer. Sales volume of
Southern Style Nuts
increased 4.4% due to increased distribution and promotional activity at a current club store customer, which was partially offset by reduced purchases as a result of higher selling prices at a mass merchandising retailer.
Net sales in the commercial ingredients distribution channel increased 29.8% in dollars and 23.5% in sales volume compared to fiscal 2021. The increase in sales volume was due to a 34.6% increase in sales volume to foodservice customers, which was related to the continued recovery in the restaurant industry from the impacts of
COVID-19
and new distribution at existing customers.
Net sales in the contract packaging distribution channel increased 7.4% in dollars and 7.7% in sales volume in fiscal 2022 compared to fiscal 2021. The increase in sales volume was due to increased distribution, largely for peanuts, and new product offerings by a major customer in this channel, as well as business with a new customer.
Gross Profit
Gross profit increased 7.9% to $199.6 million in fiscal 2022 from $185.0 million in fiscal 2021. The increase in gross profit was mainly due to increased sales volume and related manufacturing efficiencies. Our gross profit margin, as a percentage of sales, decreased to 20.9% for fiscal 2022 from 21.5% for fiscal 2021. The decrease in gross profit margin was attributable to higher commodity acquisition costs for pecans, cashews and almonds and other inflationary cost increases for labor, freight and manufacturing supplies, which were largely offset by manufacturing efficiencies that resulted from increased sales volume.
Operating Expenses
Total operating expenses for fiscal 2022 increased $12.4 million to $112.2 million. Operating expenses as a percent of net sales were 11.7% for fiscal 2022 compared to 11.6% for fiscal 2021. Operating expenses as a percent of net sales increased slightly in fiscal 2022 due to an increase in total operating expenses which was largely offset by a higher net sales base. The increase in total operating expenses was mainly due to increases in freight, advertising, consumer insight research and related consulting and sales broker commission expenses which was partially offset by a decrease in incentive compensation.
Selling expenses for fiscal 2022 were $76.9 million, an increase of $13.9 million, or 22.0%, over the amount recorded for fiscal 2021. The increase was driven by a $5.7 million increase in freight expense due to higher freight rates and fuel prices compared to fiscal 2021, as well as an increase in sales made on a delivered basis, a $4.7 million increase in advertising, consumer insight research and related consulting expenses, and a $1.6 million increase in sales broker commission expense.

Administrative expenses for fiscal 2022 were $37.7 million, an increase of $0.9 million, or 2.4%, from the amount recorded for fiscal 2021. The increase was due to a $3.3 million decrease in the gain on asset disposals, mainly resulting from an insurance settlement gain of $2.3 million in fiscal 2021 related to the fire that occurred in our Garysburg facility combined with losses on current year disposals. This increase was largely offset by a $2.9 million decrease in compensation expense, primarily related to incentive compensation.
The $2.3 million gain on sale of facility is the result of the sale of our Garysburg, North Carolina facility that occurred in the first quarter of fiscal 2022.
Income from Operations
Due to the factors discussed above, income from operations was $87.4 million, or 9.1% of net sales, for fiscal 2022, compared to $85.2 million, or 9.9% of net sales, for fiscal 2021.
Interest Expense
Interest expense was $1.9 million for fiscal 2022 compared to $1.4 million for fiscal 2021. The increase in interest expense resulted primarily from higher average short-term debt levels driven mainly by increased commodity acquisition costs.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $1.3 million for fiscal 2022 compared to $1.4 million for fiscal 2021.
Pension Expense (Excluding Service Costs)
Pension expense (excluding service costs) was $2.5 million for both fiscal 2022 and fiscal 2021.
Income Tax Expense
Income tax expense was $19.9 million, or 24.4% of income before income taxes, for fiscal 2022 compared to $20.1 million, or 25.2% of income before income taxes, for fiscal 2021.
Net Income
Net income was $61.8 million, or $5.36 basic and $5.33 diluted per common share, for fiscal 2022, compared to $59.7 million, or $5.19 basic and $5.17 diluted per common share, for fiscal 2021, due to the factors discussed above.
Fiscal 2021 Compared to Fiscal 2020
The discussion of our results of operations for the fiscal year ended June 24, 2021 compared to the fiscal year ended June 25, 2020 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form
10-K
for the year ended June 24, 2021 and such discussion is incorporated by reference herein.
Liquidity and Capital Resources
General
The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Long-Range Plan through growing our branded and private label nut programs and repay indebtedness. Also, various uncertainties, including cost uncertainties, could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. See Part I, Item 1A — “Risk Factors” above. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products, increase our consumer insight capabilities and promotional efforts, reinvest in the Company through capital expenditures, develop new products, pay cash dividends, consummate strategic investments and business acquisitions and explore other growth strategies outlined in our Long-Range Plan.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the last two fiscal years (dollars in thousands):

	June 30, 2022	June 24, 2021	2022 to 2021 $ Change

Operating activities	$19,604	$104,697	$(85,093)
Investing activities	(11,376)	(22,950)	11,574
Financing activities	(8,485)	(82,610)	74,125

Total change in cash	$(257)	$(863)	$606

Operating Activities.
Net cash provided by operating activities was $19.6 million in fiscal 2022, a decrease of $85.1 million compared to fiscal 2021. The decrease in operating cash flow was primarily due to an increased use of working capital for inventory compared to fiscal 2021 as a result of increasing commodity acquisition costs. Inventories increased $56.9 million in fiscal 2022 compared to a $24.1 million decrease in inventories in fiscal 2021, which resulted in an additional usage of cash of $81.0 million.
Total inventories were $204.9 million at June 30, 2022, an increase of $56.9 million, or 38.4%, from the inventory balance at June 24, 2021. The increase was primarily due to higher commodity acquisition costs for substantially all raw nut and dried fruit input stocks and higher quantities of finished goods on hand at year end. This increase was partially offset by lower quantities of pecans and walnuts on hand at year end.
Raw nut and dried fruit input stocks, some of which are classified as work in process, decreased 3.0 million pounds, or 6.3%, at June 30, 2022 compared to June 24, 2021. The weighted average cost per pound of raw nut and dried fruit input stocks on hand at the end of fiscal 2022 increased by 39.7% compared to the end of fiscal 2021, primarily due to higher commodity acquisition costs for substantially all raw nut and dried fruit input stocks.
As of June 30, 2022, there are known purchase obligations of $258.9 million which are expected to be settled during fiscal 2023. These purchase obligations primarily represent inventory purchase commitments; however, these amounts exclude purchase commitments under walnut purchase agreements due to the uncertainty of pricing and quantity.
Additional contractual cash obligations include amounts owed for lease commitments and the Supplemental Employee Retirement Plan (“SERP”). With the planned retirement of two SERP participants in fiscal 2023, there has been an increase in the benefits expected to be paid in the near term. We believe cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for all contractual cash obligations. See Note 3 — “Leases” and Note 14 — “Retirement Plan” of the Notes to Consolidated Financial Statements for additional information and future maturities.
Investing Activities.
Cash used in investing activities was $11.4 million in fiscal 2022. Capital expenditures accounted for a $17.8 million use of cash in fiscal 2022, which was offset in part by $4.0 million of cash proceeds resulting from the sale of our Garysburg, North Carolina facility and $3.2 million of cash proceeds resulting from the Sanfilippo family’s exercise of their contractual purchase option and our resulting sale of certain life insurance policies to the Sanfilippo family.
Cash used in investing activities was $23.0 million in fiscal 2021. Capital expenditures accounted for a $25.2 million use of cash in fiscal 2021, which was offset in part by $2.5 million of proceeds from insurance recoveries related to a fire in our Garysburg, North Carolina facility.
We expect total capital expenditures for equipment purchases and upgrades, facility maintenance and food safety enhancements for fiscal 2023 to be approximately $18.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for capital expenditures.
Financing Activities.
Cash used in financing activities was $8.5 million during fiscal 2022. We paid dividends totaling $34.5 million in fiscal 2022. We repaid $3.8 million of long-term debt during fiscal 2022, $3.3 million of which was related to the Mortgage Facility (as defined below). There was a net increase in borrowings outstanding under our Credit Facility of $31.8 million during fiscal 2022 primarily due to increasing commodity acquisition costs. See Note 6 — “Revolving Credit Facility” and Note 7 — “Long-Term Debt” of the Notes to Consolidated Financial Statements for additional information and future maturities.
Cash used in financing activities was $82.6 million during fiscal 2021. We paid dividends totaling $57.5 million in fiscal 2021. We repaid $5.3 million of long-term debt during fiscal 2021, $3.1 million of which was related to the Mortgage Facility. There was a net decrease in borrowings outstanding under our Credit Facility of $18.4 million during fiscal 2021 which occurred, in part, as a result of the decrease in inventory.

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
Credit Facility
On March 5, 2020, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which amended and restated our Credit Agreement dated as of February 7, 2008 (the “Former Credit Agreement”). The Amended and Restated Credit Agreement provides for a $117.5 million senior secured revolving credit facility with the same borrowing capacity, interest rates and applicable margin as the Former Credit Agreement and extends the term of the Former Credit Agreement from July 7, 2021 to March 5, 2025. In addition, the Amended and Restated Credit Agreement included language for an alternate benchmark rate as an option as a replacement for LIBOR.
The Amended and Restated Credit Facility is secured by substantially all of our assets other than machinery and equipment, real property and fixtures and matures on March 5, 2025. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois and Gustine, California (the “Encumbered Properties”).
At June 30, 2022, the weighted average interest rate for the Credit Facility was 3.41%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance
with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 30, 2022, we were in compliance with all covenants under the Credit Facility, and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At June 30, 2022, we had $71.9 million of available credit under the Credit Facility. If this entire amount were borrowed at June 30, 2022, we would still be in compliance with all restrictive covenants under the Credit Facility.
Mortgage Facility
The Mortgage Facility matures on March 1, 2023. On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum. Monthly principal payments on the Mortgage Facility in the amount of $0.3 million commenced on June 1, 2008.
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance
with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 30, 2022, we were in compliance with all covenants under the Mortgage Facility and a total principal amount of $2.5 million was outstanding. The Mortgage Facility is expected to be fully repaid in fiscal 2023.
Selma Property
In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The provisions of the arrangement are not eligible for sale-leaseback accounting, and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. The lease for the Selma Properties had an initial ten-year
term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options, which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the lessor at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. At June 30, 2022, $8.4 million of the debt obligation was outstanding.

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
The most significant assumption for pension plan accounting is the discount rate. We select a discount rate each year (as of our fiscal year end measurement date) for our plan based upon a hypothetical corporate bond portfolio for which the cash flows match the year-by-year
projected benefit cash flows for our pension plan. The hypothetical bond portfolio is comprised of high-quality fixed income debt securities (usually Moody’s Aa3 or higher) available at the measurement date. Based on this information, the discount rate selected by us for determination of pension expense was 2.89% for fiscal 2022, 2.69% for fiscal 2021, and 3.56% for fiscal 2020. A
25-basis
point increase or decrease in our discount rate assumption for fiscal 2022 would have resulted in an immaterial change in our pension expense for fiscal 2022. For our year end pension obligation determination, we selected discount rates of 4.68% and 2.89% for fiscal years 2022 and 2021, respectively.

3
1

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
We are unable to engage in hedging activity related to commodity prices, because there are no established futures markets for nuts; therefore, we can only attempt to pass on the commodity cost increases in the form of price increases to our customers. A hypothetical 1% increase in material costs, without a corresponding price increase, would have decreased gross profit approximately $5.9 million for fiscal 2022. See Part I, Item 1A — “Risk Factors” for a further discussion of the risks and uncertainties related to commodity prices of raw materials and the impact thereof on our business.
Approximately 32% of the dollar value of our total nut purchases for fiscal 2022 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country from where the nuts are purchased, or to other major foreign currencies such as the euro.
We are exposed to interest rate risk on our Credit Facility, our only variable rate credit facility, because we have not entered into any hedging instruments which fix the floating rate or offset an increase in the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had less than a $0.1 million impact on our net income and cash flows from operating activities for fiscal 2022.

3
2

Item 8 — Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of John B. Sanfilippo & Son, Inc. and its subsidiaries (the “Company”) as of June 30, 2022 and June 24, 2021, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows, for each of the three years in the period ended June 30, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and June 24, 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in
Internal Control—Integrated Framework
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

3
3

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
Valuation of the Projected Benefit Obligation related to the Supplemental Employee Retirement Plan (SERP)
As described in Note 14 to the consolidated financial statements, the Company’s projected benefit obligation related to the SERP is $29.5 million as of June 30, 2022. The SERP is an unfunded, non-qualified
benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. Benefits paid to retirees are based on age at retirement, years of credited service, and average compensation. The most significant assumption related to the Company’s SERP is the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future.
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
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
August 24, 2022
We have served as the Company’s auditor since 1982.

3
4

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2022 and June 24, 2021
(dollars in thousands, except share and per share amounts)

	June 30, 2022	June 24, 2021

ASSETS
CURRENT ASSETS:
Cash	$415	$672
Accounts receivable, less allowance for doubtful accounts of $267 and $291, respectively	69,611	66,334
Inventories	204,855	147,998
Prepaid expenses and other current assets	8,283	8,568
Assets held for sale	—	1,595

TOTAL CURRENT ASSETS	283,164	225,167

PROPERTY, PLANT AND EQUIPMENT:
Land	9,150	9,150
Buildings	102,810	102,666
Machinery and equipment	245,111	225,529
Furniture and leasehold improvements	5,296	5,287
Vehicles	614	614
Construction in progress	6,471	12,301

	369,452	355,547
Less: Accumulated depreciation	252,371	238,471

	117,081	117,076
Rental investment property, less accumulated depreciation of $13,632 and $12,825, respectively	15,491	16,298

TOTAL PROPERTY, PLANT AND EQUIPMENT	132,572	133,374

OTHER LONG TERM ASSETS:
Intangible assets, net	8,065	9,961
Life insurance and other assets	8,272	10,732
Deferred income taxes	3,236	6,087
Goodwill	9,650	9,650
Operating lease right-of-use assets	2,303	3,484

TOTAL ASSETS	$447,262	$398,455

The accompanying notes are an integral part of these consolidated financial statements.

3
5

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2022 and June 24, 2021
(dollars in thousands, except share and per share amounts)

	June 30, 2022	June 24, 2021

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$40,439	$8,653
Current maturities of long-term debt, including related party debt of $614 and $627, respectively and net of unamortized debt issuance costs of $4 and $15, respectively	3,149	3,875
Accounts payable	47,720	48,861
Bank overdraft	214	1,093
Accrued payroll and related benefits	18,888	24,109
Other accrued expenses	12,352	13,613

TOTAL CURRENT LIABILITIES	122,762	100,204

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $7,774 and $8,320, respectively and net of unamortized debt issuance costs of $0 and $4, respectively	7,774	10,855
Retirement plan	28,886	34,919
Long-term operating lease liabilities, net of current portion	1,076	2,103
Other	7,943	7,880

TOTAL LONG-TERM LIABILITIES	45,679	55,757

TOTAL LIABILITIES	168,441	155,961

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 9,047,359 and 8,988,812 shares issued, respectively	90	90
Capital in excess of par value	128,800	126,271
Retained earnings	153,589	126,336
Accumulated other comprehensive loss	(2,480)	(9,025)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	278,821	242,494

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$447,262	$398,455

The accompanying notes are an integral part of these consolidated financial statements.

3
6

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended June 30, 2022, June 24, 2021 and June 25, 2020
(dollars in thousands, except share and per share amounts)

	Year Ended June 30, 2022 (53 Weeks)	Year Ended June 24, 2021 (52 Weeks)	Year Ended June 25, 2020 (52 Weeks)

Net sales	$955,868	$858,482	$880,092
Cost of sales	756,241	673,495	704,317

Gross profit	199,627	184,987	175,775

Operating expenses:
Selling expenses	76,882	63,020	59,312
Administrative expenses	37,657	36,789	37,916
Gain on sale of facility, net	(2,349)	—	—

Total operating expenses	112,190	99,809	97,228

Income from operations	87,437	85,178	78,547

Other expense:
Interest expense including $788, $653 and $821 to related parties, respectively	1,921	1,441	2,005
Rental and miscellaneous expense, net	1,347	1,399	1,565
Pension expense (excluding service costs)	2,473	2,519	2,266

Total other expense, net	5,741	5,359	5,836

Income before income taxes	81,696	79,819	72,711
Income tax expense	19,909	20,078	18,601

Net income	61,787	59,741	54,110
Other comprehensive income (loss), net of tax:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	1,077	1,229	1,016
Net actuarial gain (loss) arising during the period	5,468	(1,624)	(4,345)

Other comprehensive income (loss), net of tax	6,545	(395)	(3,329)

Comprehensive income	$68,332	$59,346	$50,781

Net income per common share — basic	$5.36	$5.19	$4.72

Net income per common share — diluted	$5.33	$5.17	$4.69

Cash dividends declared per share	$3.00	$5.00	$6.00

Weighted average shares outstanding — basic	11,537,699	11,500,494	11,463,968

Weighted average shares outstanding — diluted	11,593,949	11,559,280	11,536,791

The accompanying notes are an integral part of these consolidated financial statements

3
7

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2022, June 24, 2021 and June 25, 2020
(dollars in thousands, except per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total

Balance, June 27, 2019	2,597,426	$26	8,909,406	$89	$122,257	$137,712	$(4,325)	$(1,204)	$254,555
Net income						54,110			54,110
Cash dividends ($6.00 per common share)						(68,740)			(68,740)
Pension liability amortization, net of income tax expense of $ 358							1,016		1,016
Pension liability adjustment, net of income tax benefit of $1,527							(4,345)		(4,345)
Equity award exercises, net of shares withheld for employee taxes			30,484	—	(830)				(830)
Impact of adopting ASU 2018-02						976	(976)		—
Stock-based compensation expense					2,472				2,472

Balance, June 25, 2020	2,597,426	$26	8,939,890	$89	$123,899	$124,058	$(8,630)	$(1,204)	$238,238
Net income						59,741			59,741
Cash dividend s ($5.00 per common share)						(57,463)			(57,463)
Pension liability amortization, net of income tax expense of $432							1,229		1,229
Pension liability adjustment, net of income tax benefit o f $571							(1,624)		(1,624)
Equity award exercises, net of shares withheld for employee taxes			48,922	1	(536)				(535)
Stock-based compensation expense					2,908				2,908

Balance, June 24, 2021	2,597,426	$26	8,988,812	$90	$126,271	$126,336	$(9,025)	$(1,204)	$242,494
Net income						61,787			61,787
Cash dividend s ($3.00 per common share)						(34,534)			(34,534)
Pension liability amortization, net of income tax expense of $378							1,077		1,077
Pension liability adjustment, net of income tax expense o f $1,922							5,468		5,468
Equity award exercises, net of shares withheld for employee taxes			58,547	—	(1,036)				(1,036)
Stock-based compensation expense					3,565				3,565

Balance, June 30, 2022	2,597,426	$26	9,047,359	$90	$128,800	$153,589	$(2,480)	$(1,204)	$278,821

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2022, June 24, 2021 and June 25, 2020
(dollars in thousands)

	Year Ended June 30, 2022 (53 Weeks)	Year Ended June 24, 2021 (52 Weeks)	Year Ended June 25, 2020 (52 Weeks)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,787	$59,741	$54,110
Depreciation and amortization	18,286	18,308	17,934
Gain on disposition of properties, net	(1,753)	(2,717)	(844)
Deferred income tax expense	551	840	104
Stock-based compensation expense	3,565	2,908	2,472
Change in assets and liabilities:
Accounts receivable, net	(3,277)	(9,391)	4,015
Inventories	(56,857)	24,070	(15,044)
Prepaid expenses and other current assets	285	(253)	(2,668)
Accounts payable	(94)	11,442	(6,721)
Accrued expenses	(4,641)	(1,487)	2,898
Income taxes receivable/payable	(1,841)	(2,302)	4,154
Other long-term liabilities	(964)	(765)	(887)
Other long-term assets	1,745	1,481	1,749
Other, net	2,812	2,822	2,341

Net cash provided by operating activities	19,604	104,697	63,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,754)	(25,176)	(15,022)
Proceeds from insurance recoveries	—	2,506	1,109
Proceeds from dispositions of assets, net	3,950	299	16
Proceeds from the sale of life insurance policies	3,225	—	—
Other, net	(797)	(579)	(152)

Net cash used in investing activities	(11,376)	(22,950)	(14,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings (repayments)	31,786	(18,355)	27,008
Debt issue costs	—	—	(459)
Principal payments on long-term debt	(3,822)	(5,309)	(7,739)
(Decrease) increase in bank overdraft	(879)	(948)	1,140
Dividends paid	(34,534)	(57,463)	(68,740)
Proceeds from the exercise of stock options	—	—	4
Taxes paid related to net share settlement of equity awards	(1,036)	(535)	(834)

Net cash used in financing activities	(8,485)	(82,610)	(49,620)

NET DECREASE IN CASH	(257)	(863)	(56)
Cash, beginning of period	672	1,535	1,591

Cash, end of period	$415	$672	$1,535

Supplemental disclosures of cash flow information:
Interest paid	$1,742	$1,319	$1,954
Income taxes paid, excluding refunds of $139, $545, and $18, respectively	21,278	21,967	14,415
Supplemental disclosure of non-cash activities:
Right-of-use assets recognized at ASU No. 2016-02 transition	—	—	5,361
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation and Description of Business
Our consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc., and our wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two
weeks (four thirteen-week quarters). However, the fiscal year ended June 30, 2022 consisted of fifty-three weeks with our fourth quarter containing fourteen weeks. The accompanying consolidated financial statements and related footnotes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds, and other nuts in the United States. These nuts are sold under our
Fisher, Orchard Valley Harvest,
Squirrel Brand
and
Southern Style Nuts
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
Management Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include reserves for customer deductions, the quantity of bulk inventories, the evaluation of recoverability of long-lived assets and the assumption used in estimating the annual discount rate utilized in determining the retirement plan liability. Actual results could differ from those estimates.
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

4
0

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
Depreciation expense for the last three fiscal years is as follows:

	Year Ended June 30, 2022	Year Ended June 24, 2021	Year Ended June 25, 2020

Depreciation expense	$16,390	$16,144	$15,433

Cost is depreciated using the straight-line method over the following estimated useful lives:

Classification	Estimated Useful Lives

Buildings	10 to 40 years
Machinery and equipment	5 to 10 years
Furniture and leasehold improvements	5 to 10 years
Vehicles	3 to 5 years
Computers and software	3 to 10 years
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
Under the goodwill qualitative assessment, various events and circumstances that would affect the estimated fair value of our single reporting unit are identified (similar to impairment indicators above). During fiscal 2022 we elected to perform a qualitative impairment test which showed no indicators of goodwill impairment.
Under the goodwill quantitative impairment test, the evaluation of impairment involves comparing the current fair value of our single reporting unit to its carrying value, including goodwill. We estimate the fair value using level 3 inputs as defined by the fair value hierarchy. The inputs used to estimate fair value include several subjective factors, such as estimates of future cash flows, estimates of our future cost structure, discount rates for our estimated cash flows, required level of working capital, assumed terminal value and time horizon of cash flow forecasts. Our market capitalization is also an estimate of fair value that is considered in our qualitative impairment analysis which is a level 1 input in the fair value hierarchy. If the carrying value of our single reporting unit exceeds its fair value, we recognize an impairment loss equal to the difference between the carrying value and estimated fair value.
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
The carrying values of cash, trade accounts receivable and accounts payable approximate their fair values at June 30, 2022 and June 24, 2021 because of the short-term maturities and nature of these balances.

4
2

The carrying value of our Credit Facility (as defined in Note 6 — “Revolving Credit Facility” below) borrowings approximates fair value at June 30, 2022 because interest rates on this instrument approximate current market rates (Level 2 criteria), the short-term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.
The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	June 30, 2022	June 24, 2021

Carrying value of current and long-term debt:	$10,927	$14,749
Fair value of current and long-term debt:	11,179	16,210
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
Significant Customers and Concentration of Credit Risk
The highly competitive nature of our business provides an environment for the loss of customers and the opportunity to gain new customers. We are subject to concentrations of credit risk, primarily in trade accounts receivable, and we attempt to mitigate this risk through our credit evaluation process, collection terms and through geographical dispersion of sales. Sales to two customers exceeded 10% of net sales during fiscal 2022, fiscal 2021 and fiscal 2020. In total, sales to these customers represented approximately 49%, 48% and 45% of our net sales in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. In total, net accounts receivable from these customers were 43% and 46% of net accounts receivable at June 30, 2022 and June 24, 2021, respectively.
Marketing and Advertising Costs
Marketing and advertising costs, including consumer insight research and related consulting expenses, are incurred to promote and support branded products primarily
in the consumer distribution channel. These costs are generally expensed as incurred, recorded in selling expenses and were as follows for the last three fiscal years:

	Year Ended June 30, 2022	Year Ended June 24, 2021	Year Ended June 25, 2020

Marketing and advertising expense	$13,964	$9,172	$8,997

4
3

Shipping and Handling Costs
Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. Shipping and handling costs for the last three fiscal years were as follows:

	Year Ended June 30, 2022	Year Ended June 24, 2021	Year Ended June 25, 2020

Shipping and handling costs	$33,851	$26,456	$21,613

Research and Development Expenses
Research and development expense represents the cost of our research and development personnel and their related expenses and is charged to selling expenses as incurred. Research and development expenses for the last three fiscal years were as follows:

	Year Ended June 30, 2022	Year Ended June 24, 2021	Year Ended June 25, 2020

Research and development expense	$2,833	$2,000	$999

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
We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 30, 2022, we believe that our deferred tax assets are fully realizable.
Earnings per Share
Basic earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock.

4
4

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	Year Ended June 30, 2022	Year Ended June 24, 2021	Year Ended June 25, 2020

Weighted average number of shares outstanding — basic	11,537,699	11,500,494	11,463,968
Effect of dilutive securities:
Stock options and restricted stock units	56,250	58,786	72,823

Weighted average number of shares outstanding — diluted	11,593,949	11,559,280	11,536,791

The following table presents a summary of anti-dilutive awards excluded from the computation of diluted earnings per share:

	Year Ended June 30, 2022	Year Ended June 24, 2021	Year Ended June 25, 2020
Weighted average number of anti-dilutive shares:	—	—	7,010
Weighted average exercise price per share:	$—	$—	$90.26

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
In November 2020, the SEC issued Release
No. 33-10890,
Amendments to Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information,
which modernizes and simplifies Management’s Discussion and Analysis and certain financial disclosure requirements in SEC Regulation
S-K.
These rules amend certain SEC disclosure requirements to eliminate duplicative disclosures and enhance MD&A disclosures for the benefit of investors, while simplifying compliance efforts for registrants. The final rule eliminates
S-K
Item 301, “Selected Financial Data”; simplifies
S-K
Item 302, “Supplementary Financial Information”; and amends certain aspects of
S-K
Item 303 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company has adopted the provisions of this new rule beginning with the 2022 Annual Report on Form
10-K.
The adoption only impacted the
Company’s MD&A disclosures and did not impact the consolidated financial statements.
There are no recent accounting pronouncements that have not yet been adopted.

4
5

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
Significant Payment Terms
Our customer contracts identify the product, quantity, price, payment and final delivery terms. Payment terms usually include early pay discounts. We grant payment terms consistent with industry standards. On a limited basis some payment terms may be extended; however, no payment terms beyond six months are granted at contract inception. The average customer payment is received within approximately 31 days of the invoice date. As a result, we do not adjust the promised amount of consideration for the effects of a significant financing component because the period between our transfer of a promised good or service to a customer and the customer’s payment for that good or service will be six months or less.
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

4
6

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
Contract Balances
Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. There was no contract asset balance at June 30, 2022. The contract asset balance at June 24, 2021 was $74 and is recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.
C
ontract Costs
The Company does not incur significant fulfillment costs requiring capitalization.
Disaggregation of Revenue
Revenue disaggregated by distribution channel is as follows:

	For the Year Ended
Distribution Channel	June 30, 2022	June 24, 2021	June 25, 2020

Consumer	$749,895	$686,049	$673,989
Commercial Ingredients	120,577	92,911	118,464
Contract Packaging	85,396	79,522	87,639

Total	$955,868	$858,482	$880,092

4
7

NOTE 3 — LEASES
In fiscal 2020 we adopted ASU
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
Through a review of our contracts, we
determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use
assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use
assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. None of our leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 4.9 years.
It is our accounting policy not to apply lease recognition requirements to short term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We have also made the policy election to not separate lease and non-lease
components for all leases.
The following table provides supplemental information related to operating lease right-of-use
assets and liabilities:

	June 30, 2022	June 24, 2021	Affected Line Item in Consolidated Balance Sheet

Assets
Operating lease right-of-use assets	$2,303	$3,484	Operating lease right-of-use assets

Total lease right-of-use assets	$2,303	$3,484

Liabilities
Current:
Operating leases	$1,258	$1,430	Other accrued expenses
Noncurrent:
Operating leases	1,076	2,103	Long-term operating lease liabilities

Total lease liabilities	$2,334	$3,533

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	Year Ended June 30, 2022	Year Ended June 24, 2021	Year Ended June 25, 2020

Operating lease costs (a)	$1,858	$1,841	$1,701
Variable lease costs (b)	141	71	63

Total Lease Cost	$1,999	$1,912	$1,764

(a)	Includes short-term leases which are immaterial.
(b)	Variable lease costs consist of sales tax and lease overtime charges.
Supplemental cash flow and other information related to leases was as follows:

	Year Ended June 30, 2022	Year Ended June 24, 2021	Year Ended June 25, 2020

Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$1,565	$1,562	$1,545
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$244	$574	$393

	June 30, 2022	June 24, 2021

Weighted Average Remaining Lease Term (in years)	2.3	2.8
Weighted Average Discount Rate	4.3%	4.3%
Maturities of operating lease liabilities as of June 30, 2022 are as follows:

Fiscal year ending
June 29, 2023	$1,327
June 27, 2024	675
June 26, 2025	298
June 25, 2026	115
June 24, 2027	33
Thereafter	—

Total lease payments	2,448
Less imputed interest	(114)

Present value of operating lease liabilities	$2,334

At June 30, 2022, the Company has additional operating leases of approximately $830 that have not yet commenced and therefore are not reflected in the Consolidated Balance Sheet and tables above. The leases are scheduled to commence in the first half of
fiscal 2023 with an initial lease term ranging from 3 to 5 years.
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
non-lease
components such as recurring utility and storage fees. Leases between related parties are immaterial.

Leasing revenue is as follows:

	Year Ended June 30, 2022	Year Ended June 24, 2021	Year Ended June 25, 2020

Lease income related to lease payments	$1,665	$1,827	$1,967
The future minimum, undiscounted fixed cash flows under
non-cancelable
tenant operating leases for each of the next five years and thereafter is presented below.

Fiscal year ending
June 29, 2023	$1,794
June 27, 2024	1,818
June 26, 2025	1,228
June 25, 2026	670
June 24, 2027	614
Thereafter	—

$6,124

NOTE 4 — INVENTORIES
Inventories consist of the following:

	June 30, 2022	June 24, 2021

Raw material and supplies	$77,558	$64,219
Work-in-process and finished goods	127,297	83,779

	$204,855	$147,998

5
0

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS
Intangible assets subject to amortization consist of the following:

	June 30, 2022	June 24, 2021
Customer relationships	$21,100	$21,100
Non-compete agreements	270	270
Brand names	16,990	16,990

Total intangible assets, gross	38,360	38,360

Less accumulated amortization:
Customer relationships	(18,795)	(17,643)
Non-compete agreements	(248)	(194)
Brand names	(11,252)	(10,562)

Total accumulated amortization	(30,295)	(28,399)

Net intangible assets	$8,065	$9,961

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
Total amortization expense related to intangible assets, which is classified in administrative expense in the Consolidated Statement of Comprehensive Income, was as follows for the last three fiscal years:

	Year Ended June 30, 2022	Year Ended June 24, 2021	Year Ended June 25, 2020

Amortization of intangible assets	$1,896	$2,164	$2,501

Expected amortization expense the next five fiscal years is as follows:

Fiscal year ending
June 29, 2023	$1,657
June 27, 2024	1,414
June 26, 2025	1,156
June 25, 2026	861
June 24, 2027	690
Our net goodwill of $9,650 relates entirely to the Squirrel Brand acquisition completed in fiscal 2018. The changes in the carrying amount of goodwill during the two fiscal years ended June 30, 2022 are as follows:

Gross goodwill balance at June 26, 2020	$18,416
Accumulated impairment losses	(8,766)

Net balance at June 26, 2020	9,650
Fiscal 2021 and 2022 activity	—

Balance at June 30, 2022	$9,650

5
1

NOTE 6 — REVOLVING CREDIT FACILITY
On March 5, 2020, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated our Credit Agreement dated as of February 7, 2008 (the “Former Credit Agreement”). The Amended and Restated Credit Agreement provides for a $117,500 senior secured revolving credit facility (the “Credit Facility”) with the same borrowing capacity, interest rates and applicable margin as the Former Credit Agreement and extends the term of the Former Credit Agreement from July 7, 2021 to March 5, 2025. In addition, the Amended and Restated Credit Agreement included language for an alternate benchmark rate as an option as a replacement for LIBOR. The Credit Facility is secured by substantially all our assets other than machinery and equipment, real property and fixtures.
At June 30, 2022, the weighted average interest rate for the Credit Facility was 3.41%. At June 24, 2021, the interest rate for the Credit Facility was at the Base Rate of 3.50%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25,000, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance
with the financial covenant or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 30, 2022, we were in compliance with the financial covenant under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the next twelve months. At June 30, 2022, we had $71,875 of available credit under the Credit Facility, which reflects borrowings of $40,439 and reduced availability as a result of $5,186 in outstanding letters of credit. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.
NOTE 7 — LONG-TERM DEBT
Long-term debt consists of the following:

	June 30, 2022	June 24, 2021

Mortgage Facility (“Tranche A”), collateralized by real property, due in monthly installments of $230 including interest at 4.25% per annum with a final payment due March 1, 2023	$2,031	$4,642
Mortgage Facility (“Tranche B”), collateralized by real property, due in monthly installments of $57 including interest at 4.25% per annum with a final payment due March 1, 2023	508	1,160
Selma, Texas facility financing obligation to related parties, due in monthly installments of $114 through September 1, 2026	8,388	8,947
Unamortized debt issuance costs	(4)	(19)

	10,923	14,730
Less: Current maturities, net of unamortized debt issuance costs	(3,149)	(3,875)

Total long-term debt, net of unamortized debt issuance costs	$7,774	$10,855

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
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110,000 and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance
with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 30, 2022, we were in compliance with all financial covenants under the Mortgage Facility. The carrying amount of assets pledged as collateral for the Mortgage Facility was approximately $59,375 at June 30, 2022.
In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14,300 and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value.
The lease for the Selma, Texas properties had an initial
ten-year
term at a fair market value rent with three five-year renewal options.
 In September 2015, we signed a lease renewal which exercised two five-year renewal options and extended the term of our Selma lease to September 18, 2026. The lease extension also reduced the base monthly lease amount to

$
103
, beginning in September
2016
. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $
114
beginning in September
2021
. One five-year renewal option remains. Also, we currently have the option to purchase the properties from the lessor at
95
%
(100
% in certain circumstances) of the then fair market value, but not to be less than the $
14,300
purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby the purchase price was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. The balance of the debt obligation outstanding at June
30
,
2022
was $
8,388
.

Aggregate maturities of long-term debt are as follows:

Fiscal year ending
June 29, 2023	$3,153
June 27, 2024	673
June 26, 2025	737
June 25, 2026	809
June 24, 2027	887
Thereafter	4,668

$10,927

NOTE 8 — INCOME TAXES
The provision for income taxes is based entirely on income before income taxes earned in the United States, and is as follows for the last three fiscal years:

	For the Year Ended
	June 30, 2022	June 24, 2021	June 25, 2020

Current:
Federal	$14,347	$15,228	$14,588
State	5,011	4,010	3,909

Total current expense	19,358	19,238	18,497
Deferred:
Deferred federal	1,519	891	137
Deferred state	(968)	(51)	(33)

Total deferred expense	551	840	104

Total income tax expense	$19,909	$20,078	$18,601

5
3

The reconciliations of income taxes at the statutory federal income tax rate to income tax expense reported in the Consolidated Statements of Comprehensive Income for the last three fiscal years are as follows:

	June 30, 2022	June 24, 2021	June 25, 2020

Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.7	3.9	4.2
Section 162(m) limitation	0.6	1.1	1.2
Research and development tax credit	(0.4)	(0.5)	(0.3)
Windfall tax benefits	(0.7)	(0.4)	(0.4)
Uncertain tax positions	0.1	0.1	—
Other	0.1	—	(0.1)

Effective tax rate	24.4%	25.2%	25.6%

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Deferred tax assets and liabilities are comprised of the following:

	June 30, 2022	June 24, 2021

Deferred tax assets (liabilities):
Accounts receivable	$368	$349
Employee compensation	1,499	1,338
Inventory	295	198
Depreciation and amortization	(13,732)	(12,456)
Capitalized leases	1,196	1,159
Goodwill and intangible assets	2,046	2,500
Retirement plan	7,673	9,242
Workers’ compensation	2,048	1,991
Share based compensation	1,472	1,397
Other	371	369

Net deferred tax asset	$3,236	$6,087

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
For the years ending June 30, 2022 and June 24, 2021, unrecognized tax benefits and accrued interest and penalties were $381 and $321. Accrued interest and penalties related to uncertain tax positions are not material for any periods presented. Interest and penalties within income tax expense were not material for any period presented. The total gross amounts of unrecognized tax benefits were $390 and $326 at June 30, 2022 and June 24, 2021, respectively.

5
4

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 30, 2022	June 24, 2021	June 25, 2020

Beginning balance	$326	$203	$240
Gross increases — tax positions in prior year	1	49	16
Gross decreases — tax positions in prior year	—	—	(24)
Settlements	—	—	—
Gross increases — tax positions in current year	110	110	60
Lapse of statute of limitations	(47)	(36)	(89)

Ending balance	$390	$326	$203

Unrecognized tax benefits, that if recognized, would affect the annual effective tax rate on income from continuing operations, are as follows:

	June 30, 2022	June 24, 2021	June 25, 2020

Unrecognized tax benefits that would affect annual effective tax rate	$373	$311	$196
During fiscal 2022, the change in unrecognized tax benefits due to statute expiration was not material. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.
We file income tax returns with federal and state tax authorities within the United States of America. Our federal tax returns are open for audit for fiscal 2019 through 2021.
Our Illinois tax returns are under audit for fiscal 2019 and 2020. Our Illinois tax return for fiscal 2021 is open for audit. Our California tax returns for fiscal 2018 through 2021 are open for audit. No other tax jurisdictions are material to us.
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

5
5

NOTE 11 — STOCK-BASED COMPENSATION PLANS
At our annual meeting of stockholders on October 29, 2014, our stockholders approved a new equity incentive plan (the “2014 Omnibus Plan”) under which awards of options and other stock-based awards may be made to employees, officers or non-employee
directors of our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards thereunder, which may be in the form of options, restricted stock, RSUs, stock appreciation rights (“SARs”), performance shares, performance units, Common Stock or dividends and dividend equivalents. As of June 30, 2022, there were 593,034 shares of Common Stock that remained authorized for future grants of awards, subject to the limitations set below. Under the terms of the Omnibus Plan, the total number of shares of Common Stock with respect to which options or SARs may be granted in any calendar year to any participant may not exceed 500,000 shares (this limit applies separately with respect to each type of award). Additionally, under the terms of the 2014 Omnibus Plan, for awards of restricted stock, RSUs, performance shares or other stock-based awards that are intended to qualify as performance-based compensation: (i) the total number of shares of Common Stock that may be granted in any calendar year to any participant may not exceed 250,000 shares (this limit applies separately to each type of award) and (ii) the maximum amount that may be paid to any participant for awards that are payable in cash or property other than Common Stock in any calendar year is $5,000. During fiscal 2017, the Board of Directors adopted an equity grant cap which further restricted the number of awards that could be made to any one participant or in the aggregate. The equity grant cap limited the number of awards to 250,000 awards to all participants and 20,000 awards to any one participant in a fiscal year. Except as set forth in the 2014 Omnibus Plan, RSUs have vesting periods of three years for awards to employees and one year for awards to non-employee
members of the Board of Directors. Recipients of RSUs have the option to defer receipt of vested shares until a specified later date, typically soon after separation from the Company.
We issue new shares of Common Stock upon the vesting of RSUs.
The fair value of RSUs is generally determined based on the market price of our Common Stock on the date of grant. The fair value of RSUs granted for the years ended June 30, 2022, June 24, 2021 and June 25, 2020 was $4,065, $3,829 and $3,528, respectively.
The following is a summary of RSU activity for the year ended June 30, 2022:

Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value

Outstanding at June 24, 2021	159,846	$58.05
Granted	53,524	75.94
Vested (a)	(70,414)	46.49
Forfeited	(717)	75.83

Outstanding at June 30, 2022	142,239	$70.42

(a)	The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.
At June 30, 2022 there were 23,705 RSUs outstanding that were vested but deferred. At June 24, 2021 there were 51,069 RSUs outstanding that were vested but deferred. The non-vested
RSUs at June 30, 2022 will vest over a weighted-average period of 1.4 years. The fair value of RSUs that vested for the years ended June 30, 2022, June 24, 2021 and June 25, 2020 was $3,274, $2,706 and $2,321, respectively.
The following table summarizes compensation cost charged to earnings for all equity compensation plans and the total income tax benefit recognized for the last three fiscal years:

	Year Ended June 30, 2022	Year Ended June 24, 2021	Year Ended June 25, 2020
Compensation cost charged to earnings	$3,565	$2,908	$2,472
Income tax benefit recognized	891	727	618
At June 30, 2022, there was $4,215 of total unrecognized compensation cost related to non-vested
share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted-average period of 1.4 years.

5
6

NOTE 12 — CASH DIVIDENDS
Our Board of Directors declared the following cash dividends payable in fiscal 2022 and fiscal 2021:

Declaration Date	Record Date	Dividend Per Share (a)	Total Amount	Payment Date
July 8, 2021	August 10, 2021	$3.00	$34,534	August 25, 2021
January 27, 2021	February 26, 2021	$2.50	$28,778	March 16, 2021
July 9, 2020	August 7, 2020	$2.50	$28,685	August 21, 2020

(a)	The dividends declared on July 9, 2020 and July 8, 2021 include both the annual and special dividend declared on such date.
On July 7, 2022, our Board of Directors declared a special cash dividend of $1.50 per share and a regular annual cash dividend of $0.75 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company. Refer to Note 19 — “Subsequent Event” below.
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

	Year Ended June 30, 2022	Year Ended June 24, 2021	Year Ended June 25, 2020
401(k) plan expense	$2,204	$2,119	$2,116
Virtually all of our salaried employees participate in our Sanfilippo Value Added Plan (as amended, the “SVA Plan”), which is a cash incentive plan (an economic value added-based program) administered by our Compensation and Human Resources Committee. We accrue expense related to the SVA
Plan in the annual period that the economic performance underlying such performance occurs. This method of expense recognition properly matches the expense associated with improved economic performance with the period the improved performance occurs on a systematic and rational basis. The SVA Plan payments, if any, are paid to participants in the first quarter of the following fiscal year.

5
7

NOTE 14 — RETIREMENT PLAN
The Supplemental Employee Retirement Plan (“SERP”) is an unfunded, non-qualified
benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. Benefits paid to retirees are based on age at retirement, years of credited service, and average compensation. We use our fiscal year end as the measurement date for the obligation calculation. Accounting guidance in ASC Topic 715,
Compensation — Retirement Benefits
, requires the recognition of the funded status of the SERP on the Consolidated Balance Sheet. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are recorded as a component of “Accumulated Other Comprehensive Loss” (“AOCL”).
The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 30, 2022	June 24, 2021
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$35,547	$32,204
Service cost	991	944
Interest cost	1,018	858
Actuarial (gain) loss	(7,390)	2,195
Benefits paid	(655)	(654)

Projected benefit obligation at end of year	$29,511	$35,547

The accumulated benefit obligation, which represents benefits earned up to the measurement date, was $25,960 and $28,927 at June 30, 2022 and June 24, 2021, respectively.
Components of the actuarial (gain) loss portion of the change in projected benefit obligation are presented below for the fiscal years ended:

	June 30, 2022	June 24, 2021	June 25, 2020
Actuarial (Gain) Loss
Change in assumed pay increases	$1,698	$3,319	$2,352
Change in discount rate	(8,184)	(1,134)	4,285
Change in mortality assumptions	75	(329)	(1,083)
Other	(979)	339	318

Actuarial (gain) loss	$(7,390)	$2,195	$5,872

The components of the net periodic pension cost are as follows for the fiscal years ended:

	June 30, 2022	June 24, 2021	June 25, 2020
Service cost	$991	$944	$712
Interest cost	1,018	858	892
Recognized loss amortization	1,455	1,183	417
Prior service cost amortization	—	478	957

Net periodic pension cost	$3,464	$3,463	$2,978

The most significant assumption related to our SERP is the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future.

We used the following assumptions to calculate the benefit obligation of our SERP as of the following dates:

	June 30, 2022	June 24, 2021
Discount rate	4.68%	2.89%
Average rate of compensation increases	4.50%	3.38%
Bonus payment	45% - 110% of base, paid 4 of 5 years	45% - 110% of base, paid 4 of 5 years
We used the following assumptions to calculate the net periodic costs of our SERP as follows for the fiscal years ended:

	June 30, 2022	June 24, 2021	June 25, 2020
Discount rate	2.89%	2.69%	3.56%
Rate of compensation increases	3.38%	3.38%	4.13%
Mortality	Pri-2012 white collar with MP- 2020 scale	Pri-2012 white collar with MP- 2019 scale	RP-2014 white collar with MP- 2018 scale
Bonus payment	45% - 110% of base, paid 4 of 5 years	60% - 95% of base, paid 4 of 5 years	60% - 85% of base, paid 4 of 5 years
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
The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal year
2023	$625
2024	1,868
2025	1,420
2026	1,351
2027	1,283
2028 — 2032	9,759
At June 30, 2022 and June 24, 2021, the current portion of the SERP liability was $625 and $628, respectively, and recorded in the caption “Accrued payroll and related benefits” on the Consolidated Balance Sheets.
The following table presents the components of AOCL that have not yet been recognized in net pension expense:

	June 30, 2022	June 24, 2021
Unrecognized net loss	$(3,076)	$(11,921)
Tax effect	596	2,896

Net amount unrecognized	$(2,480)	$(9,025)

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the last two fiscal years. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	Year Ended June 30, 2022	Year Ended June 24, 2021
Balance at beginning of period	$(9,025)	$(8,630)
Other comprehensive income (loss) before reclassifications	7,390	(2,195)
Amounts reclassified from accumulated other comprehensive loss	1,455	1,661
Tax effect	(2,300)	139

Net current-period other comprehensive income (loss)	6,545	(395)

Balance at end of period	$(2,480)	$(9,025)

(a)	Amounts in parenthesis indicate debits/expense.
The reclassifications out of accumulated other comprehensive loss for the last two fiscal years were as follows:

Reclassifications from AOCL to earnings (b)	Year Ended June 30, 2022	Year Ended June 24, 2021	Affected line item in the Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized prior service cost	$—	$(478)	Pension expense (excluding service costs)
Unrecognized net loss	(1,455)	(1,183)	Pension expense (excluding service costs)

Total before tax	(1,455)	(1,661)
Tax effect	378	432	Income tax expense

Amortization of defined pension items, net of tax	$(1,077)	$(1,229)

(b)	Amounts in parenthesis indicate debits to expense. See Note 14 — “Retirement Plan” above for additional details.
NOTE 16 — PRODUCT TYPE SALES MIX
The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types, for the fiscal year ended:

Product Type	June 30, 2022	June 24, 2021	June 25, 2020
Peanuts	18.0%	19.3%	18.2%
Pecans	10.1	10.0	10.3
Cashews & Mixed Nuts	22.6	23.3	23.2
Walnuts	5.8	6.2	7.2
Almonds	10.2	10.8	14.7
Trail & Snack Mixes	26.9	24.7	21.1
Other	6.4	5.7	5.3

	100.0%	100.0%	100.0%

6
0

NOTE 17 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
The following table details the activity in various allowance and reserve accounts.

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
June 30, 2022
Allowance for doubtful accounts	$291	$122	$(146)	$267
Reserve for cash discounts	1,050	17,625	(17,525)	1,150
Reserve for customer deductions	6,617	30,294	(30,419)	6,492

Total	$7,958	$48,041	$(48,090)	$7,909

June 24, 2021
Allowance for doubtful accounts	$391	$203	$(303)	$291
Reserve for cash discounts	975	15,548	(15,473)	1,050
Reserve for customer deductions	5,477	28,516	(27,376)	6,617

Total	$6,843	$44,267	$(43,152)	$7,958

June 25, 2020
Allowance for doubtful accounts	$350	$209	$(168)	$391
Reserve for cash discounts	925	15,650	(15,600)	975
Reserve for customer deductions	4,757	27,036	(26,316)	5,477

Total	$6,032	$42,895	$(42,084)	$6,843

NOTE 18
—
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
NOTE 19 — SUBSEQUENT EVENT
On July 7, 2022, our Board of Directors declared a special cash dividend of $1.50 per share and a regular annual cash dividend of $0.75 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “August 2022 Dividends”). The August 2022 Dividends will be paid on August 31, 2022 to stockholders of record as of the close of business on August 12, 2022.

6
1

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
10-K.
Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act
Rule 13a-15(f)
and
15d-15(f).
Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022, based on the
Internal Control-Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2022.
The effectiveness of our internal control over financial reporting as of June 30, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form
10-K.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B — Other Information
Not applicable
Item 9C — Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Independence of the Audit Committee” of our Proxy Statement for the 2022 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.
We have adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on our website at
www.jbssinc.com
.
Item 11 — Executive Compensation
The Sections entitled “Compensation of Directors and Executive Officers”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for the 2022 Annual Meeting are incorporated herein by reference.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2022 Annual Meeting is incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
The Sections entitled “Corporate Governance — Independence of the Board of Directors” and “Review of Related Party Transactions” of our Proxy Statement for the 2022 Annual Meeting are incorporated herein by reference. Other certain information relating to the executive officers and certain of the directors of the Company is included immediately before Part II of this Report.
Item 14 — Principal Accounting Fees and Services
The information under the proposal entitled “Ratify the Audit Committee’s Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the 2023 fiscal year” of our Proxy Statement for the 2022 Annual Meeting is incorporated herein by reference.

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a) (1) Financial Statements
The following financial statements are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Comprehensive Income for the Year Ended June 30, 2022, the Year Ended June 24, 2021 and the Year Ended June 25, 2020
Consolidated Balance Sheets as of June 30, 2022 and June 24, 2021
Consolidated Statements of Stockholders’ Equity for the Year Ended June 30, 2022, the Year Ended June 24, 2021 and the Year Ended June 25, 2020
Consolidated Statements of Cash Flows for the Year Ended June 30, 2022, the Year Ended June 24, 2021 and the Year Ended June 25, 2020
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
(a) (3) Exhibits
The exhibits required by Item 601 of Regulation
S-K
and filed herewith are listed in the Exhibit Index which follows the signature page and immediately precedes the exhibits filed.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.
Item 16 — Form
10-K
Summary
None.

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation
S-K)

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015)

4.1	Description of Company’s Securities

*10.1	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003)

*10.2	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004)

*10.3	Restated Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007)

*10.4	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.01 to the Form 8-K filed on May 5, 2009)

*10.5	2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014)

Exhibit No.	Description

*10.6	Amendment No. 1 to the 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016)

*10.7	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2020, 2021 and 2022 awards cycle) (incorporated by reference from Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015)

*10.8	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2021 and 2022 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

*10.9	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2020 awards cycle) (incorporated by reference from Exhibit 10.20 to the Form 10-Q for the quarter ended December 28, 2017)

*10.10	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2021 and 2022 awards cycle) (incorporated by reference from Exhibit 10.10 to the Form 10-Q for the quarter ended December 24, 2020)

*10.11	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015 (incorporated by reference from Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015)

10.12	Amended and restated Credit Agreement dated as of March 5, 2020, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 11, 2020)

*10.13	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003 (incorporated by reference from Exhibit 10.34 to the Form 10-Q for the quarter ended December 25, 2003)

Exhibit No.	Description

*10.14	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003 (incorporated by reference from Exhibit 10.46 to the Form 10-Q for the quarter ended March 25, 2004)

*10.15	Split-Dollar Insurance Agreement Notice of Termination and Purchase Agreement, by and among John B. Sanfilippo & Son, Inc., John E. Sanfilippo, on behalf of and as sole trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990 and Marian R. Sanfilippo, dated December 24, 2021 (incorporated by reference from Exhibit 10.15 to the Form 10-Q for the quarter ended March 24, 2022)

*10.16	Amendment No. 1 to the Split-Dollar Insurance Agreement Notice of Termination and Purchase Agreement, by and among John B. Sanfilippo & Son, Inc., John E. Sanfilippo, on behalf of and as sole trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990 and Marian R. Sanfilippo, dated February 21, 2022 (incorporated by reference from Exhibit 10.16 to the Form 10-Q for the quarter ended March 24, 2022)

14	Code of Ethics, as amended (incorporated by reference from Exhibit 14 to the Form 10-K for the fiscal year ended June 25, 2015)

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Frank S. Pellegrino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Frank S. Pellegrino pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	Inline eXtensible Business Reporting Language (XBRL) Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN B. SANFILIPPO & SON, INC.

Date: August 24, 2022	By:	/s/ Jeffrey T. Sanfilippo
Jeffrey T. Sanfilippo
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer and Director (Principal Executive Officer)	August 24, 2022

/s/ Frank S. Pellegrino Frank S. Pellegrino	Chief Financial Officer, Executive Vice President, Finance and Administration and Treasurer (Principal Financial Officer)	August 24, 2022

/s/ Michael J. Finn Michael J. Finn	Vice President, Corporate Controller (Principal Accounting Officer)	August 24, 2022

/s/ Pamela Forbes Lieberman Pamela Forbes Lieberman	Director	August 24, 2022

/s/ Mercedes Romero Mercedes Romero	Director	August 24, 2022

/s/ James J. Sanfilippo James J. Sanfilippo	Director	August 24, 2022

/s/ Jasper B. Sanfilippo, Jr. Jasper B. Sanfilippo, Jr.	Director	August 24, 2022

/s/ John E. Sanfilippo John E. Sanfilippo	Director	August 24, 2022

/s/ Lisa A. Sanfilippo Lisa A. Sanfilippo	Director	August 24, 2022

/s/ Ellen C. Taaffe Ellen C. Taaffe	Director	August 24, 2022

/s/ James A. Valentine James A. Valentine	Director	August 24, 2022

/s/ Michael J. Valentine Michael J. Valentine	Director	August 24, 2022

68