Form 10-Q
period 2022-09-29
SANFILIPPO JOHN B & SON INC
filed 2022-11-03
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2022
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
of the Exchange Act).    ☐  Yes
☒
  No
As of October 28, 2022, 8,929,459 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 29, 2022

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended
	September 29, 2022	September 23, 2021
Net sales	$252,601	$226,329
Cost of sales	201,958	174,526

Gross profit	50,643	51,803

Operating expenses:
Selling expenses	17,982	17,745
Administrative expenses	10,247	9,069
Gain on sale of facility, net	—	(2,349)

Total operating expenses	28,229	24,465

Income from operations	22,414	27,338

Other expense:
Interest expense including $193 and $189 to related parties	661	371
Rental and miscellaneous expense, net	402	348
Pension expense (excluding service costs)	349	618

Total other expense, net	1,412	1,337

Income before income taxes	21,002	26,001
Income tax expense	5,457	6,752

Net income	$15,545	$19,249
Other comprehensive income:
Amortization of actuarial loss included in net periodic cost	7	364
Income tax expense related to pension adjustments	(1)	(95)

Other comprehensive income, net of tax:	6	269

Comprehensive income	$15,551	$19,518

Net income per common share-basic	$1.35	$1.67

Net income per common share-diluted	$1.34	$1.66

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	September 29, 2022	June 30, 2022	September 23, 2021
ASSETS
CURRENT ASSETS:
Cash	$298	$415	$539
Accounts receivable, less allowance for doubtful accounts of $305, $267 and $311	76,401	69,611	71,890
Inventories	192,098	204,855	152,603
Prepaid expenses and other current assets	6,746	8,283	10,407

TOTAL CURRENT ASSETS	275,543	283,164	235,439

PROPERTY, PLANT AND EQUIPMENT:
Land	9,150	9,150	9,150
Buildings	102,837	102,810	102,661
Machinery and equipment	251,998	245,111	226,618
Furniture and leasehold improvements	5,296	5,296	5,295
Vehicles	614	614	614
Construction in progress	6,926	6,471	16,593

	376,821	369,452	360,931
Less: Accumulated depreciation	255,948	252,371	242,422

	120,873	117,081	118,509
Rental investment property, less accumulated depreciation of $13,834, $13,632 and $13,027	15,289	15,491	16,096

TOTAL PROPERTY, PLANT AND EQUIPMENT	136,162	132,572	134,605

Intangible assets, net	7,621	8,065	9,457
Life insurance and other assets	6,134	8,272	9,542
Deferred income taxes	3,231	3,236	5,297
Goodwill	9,650	9,650	9,650
Operating lease right-of-use assets	2,430	2,303	3,171

TOTAL ASSETS	$440,771	$447,262	$407,161

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	September 29, 2022	June 30, 2022	September 23, 2021
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$42,624	$40,439	$45,264
Current maturities of long-term debt, net, including related party debt of $628, $614 and $572	2,046	3,149	3,858
Accounts payable	51,222	47,720	46,103
Bank overdraft	488	214	171
Accrued payroll and related benefits	12,166	18,888	11,410
Other accrued expenses	17,624	12,352	17,028

TOTAL CURRENT LIABILITIES	126,170	122,762	123,834

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, n e t, including related party debt of $7,612, $7,774 and $8,240	7,612	7,774	9,939
Retirement plan	28,753	28,886	35,257
Long-term operating lease liabilities, net of current portion	1,242	1,076	1,804
Other	7,831	7,943	8,162

TOTAL LONG-TERM LIABILITIES	45,438	45,679	55,162

TOTAL LIABILITIES	171,608	168,441	178,996

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized 9,047,359, 9,047,359 and 8,989,980 shares issued	90	90	90
Capital in excess of par value	129,572	128,800	126,958
Retained earnings	143,153	153,589	111,051
Accumulated other comprehensive loss	(2,474)	(2,480)	(8,756)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	269,163	278,821	228,165

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$440,771	$447,262	$407,161

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2022	2,597,426	$26	9,047,359	$90	$128,800	$153,589	$(2,480)	$(1,204)	$278,821
Net income						15,545			15,545
Cash dividends ($2.25 per share)						(25,981)			(25,981)
Pension liability amortization, net of income tax expense of $1							6		6
Stock-based compensation expense					772				772

Balance, September 29, 2022	2,597,426	$26	9,047,359	$90	$129,572	$143,153	$(2,474)	$(1,204)	$269,163

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance, June 24, 2021	2,597,426	$26	8,988,812	$90	$126,271	$126,336	$(9,025)	$(1,204)	$242,494
Net income						19,249			19,249
Cash dividends ($3.00 per share)						(34,534)			(34,534)
Pension liability amortization, net of income tax expense of $95							269		269
Equity award exercises, net of shares withheld for employee taxes			1,168	—	(16)				(16)
Stock-based compensation expense					703				703

Balance, September 23, 2021	2,597,426	$26	8,989,980	$90	$126,958	$111,051	$(8,756)	$(1,204)	$228,165

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Quarter Ended
	September 29, 2022	September 23, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,545	$19,249
Depreciation and amortization	4,961	4,596
Loss (gain) on disposition of assets, net	5	(2,299)
Deferred income tax expense	5	790
Stock-based compensation expense	772	703
Change in assets and liabilities:
Accounts receivable, net	(6,790)	(5,556)
Inventories	12,757	(4,605)
Prepaid expenses and other current assets	1,537	(1,839)
Accounts payable	3,216	(1,631)
Accrued expenses	(5,265)	(12,089)
Income taxes payable	3,815	2,805
Other long-term assets and liabilities	215	172
Other, net	(127)	607

Net cash provided by operating activities	30,646	903

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,918)	(5,110)
Proceeds from disposition of assets, net	—	3,945
Other, net	(56)	(72)

Net cash used in investing activities	(5,974)	(1,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings	2,185	36,611
Principal payments on long-term debt	(1,267)	(938)
Increase (decrease) in bank overdraft	274	(922)
Dividends paid	(25,981)	(34,534)
Taxes paid related to net share settlement of equity awards	—	(16)

Net cash (used in) provided by financing activities	(24,789)	201

NET DECREASE IN CASH	(117)	(133)
Cash, beginning of period	415	672

Cash, end of period	$298	$539

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

•	References herein to fiscal 2023 and fiscal 2022 are to the 52 week fiscal year ending June 29, 2023 and the 53 week fiscal year ended June 30, 2022, respectively.

•	References herein to the first quarter of fiscal 2023 and fiscal 2022 are to the quarters ended September 29, 2022 and September 23, 2021, respectively.
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
The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet data as of June 30, 2022 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2022 Annual Report on Form
10-K
for the fiscal year ended June 30, 2022.
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
Contract Balances
Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. Contract asset balances at September 29, 2022 and September 23, 2021 were $562 and $58, respectively, and are recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. There was no contract asset balance at June 30, 2022. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.
Disaggregation of Revenue
Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended
Distribution Channel	September 29, 2022	September 23, 2021
Consumer	$196,547	$179,761
Commercial Ingredients	31,507	28,156
Contract Packaging	24,547	18,412

Total	$252,601	$226,329

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
It is our accounting policy to not apply lease recognition requirements to short-term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We have also made the policy election to not separate lease and non-lease
components for all leases.
The following table provides supplemental information related to operating lease right-of-use
assets and liabilities:

	September 29, 2022	June 30, 2022	September 23, 2021	Affected Line Item in Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$2,430	$2,303	$3,171	Operating lease right-of-use assets

Total lease right-of-use assets	$2,430	$2,303	$3,171

Liabilities
Current:
Operating leases	$1,215	$1,258	$1,412	Other accrued expenses
Noncurrent:
Operating leases	1,242	1,076	1,804	Long-term operating lease liabilities

Total lease liabilities	$2,457	$2,334	$3,216

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter Ended
	September 29, 2022	September 23, 2021
Operating lease costs (a)	$474	$444
Variable lease costs (b)	57	17

Total lease cost	$531	$461

(a)	Includes short-term leases which are immaterial.
(b)	Variable lease costs consist of sales tax and lease overtime charges.

Supplemental cash flow and other information related to leases was as follows:

	For the Quarter Ended
	September 29, 2022	September 23, 2021
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$402	$397

Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$496	$45

	September 29, 2022	June 30, 2022	September 23, 2021

Weighted average remaining lease term (in years)	2.5	2.3	2.6
Weighted average discount rate	4.6%	4.3%	4.2%
Maturities of operating lease liabilities as of September 29, 2022 are as follows:

Fiscal Year Ending

June 29, 2023 (excluding the quarter ended September 29, 2022)	$1,055
June 27, 2024	808
June 26, 2025	432
June 25, 2026	244
June 24, 2027	65
June 29, 2028	3
Thereafter	—

Total lease payments	2,607
Less imputed interest	(150)

Present value of operating lease liabilities	$2,457

At September 29, 2022, the Company has additional operating leases of approximately $505 that have not yet commenced and therefore are not reflected in the Consolidated Balance Sheet and tables above. The leases are scheduled to commence in the second and third quarters of fiscal 2023 with initial lease terms ranging from 3 to 5 years.
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
non-lease
components such as recurring utility and storage fees. Leases between related parties are immaterial.
Leasing revenue is as follows:

	For the Quarter Ended
	September 29, 2022	September 23, 2021
Lease income related to lease payments	$402	$410

The future minimum, undiscounted fixed cash flows under
non-cancelable
tenant operating leases for each of the next five years and thereafter is presented below.

Fiscal Year Ending

June 29, 2023 (excluding the quarter ended September 29, 2022)	$1,348
June 27, 2024	1,818
June 26, 2025	1,228
June 25, 2026	670
June 24, 2027	614
June 29, 2028	—

Total	$5,678

Note 4 – Inventories
Inventories consist of the following:

	September 29, 2022	June 30, 2022	September 23, 2021
Raw material and supplies	$60,657	$77,558	$55,159
Work-in-process and finished goods	131,441	127,297	97,444

Total	$192,098	$204,855	$152,603

Note 5 – Goodwill and Intangible Assets
Identifiable intangible assets that are subject to amortization consist of the following:

	September 29, 2022	June 30, 2022	September 23, 2021
Customer relationships	$21,100	$21,100	$21,100
Brand names	16,990	16,990	16,990
Non-compete agreement	270	270	270

	38,360	38,360	38,360
Less accumulated amortization:
Customer relationships	(19,053)	(18,795)	(17,961)
Brand names	(11,425)	(11,252)	(10,735)
Non-compete agreement	(261)	(248)	(207)

	(30,739)	(30,295)	(28,903)

Net intangible assets	$7,621	$8,065	$9,457

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the
Squirrel Brand
and
Southern Style Nuts
brand names.
Total amortization expense related to intangible assets, which is classified in administrative expense in the Consolidated Statement of Comprehensive Income, was $444 for the quarter ended September 29, 2022. Amortization expense for the remainder of fiscal 2023 is expected to be approximately $1,213, and expected amortization expense for the next five fiscal years is as follows:

Fiscal Year Ending
June 27, 2024	1,414
June 26, 2025	1,156
June 25, 2026	861
June 24, 2027	690
June 29, 2028	521
Our net goodwill of $9,650 relates entirely to the Squirrel Brand acquisition completed in the second quarter of fiscal 2018. There was no change in the carrying amount of goodwill during the quarter ended September 29, 2022.

Note 6 – Credit Facility
Our Amended and Restated Credit Agreement dated March 5, 2020 provides for a $117,500 senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by substantially all our assets other than machinery and equipment, real property and fixtures.
At September 29, 2022, we had $70,686 of available credit under the Credit Facility which reflects borrowings of $42,624 and reduced availability as a result of $4,190 in outstanding letters of credit. As of September 29, 2022, we were in compliance with all financial covenants under the Credit Facility and Mortgage Facility.
Note 7 – Earnings Per Common Share
The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended
	September 29, 2022	September 23, 2021
Weighted average number of shares outstanding – basic	11,553,432	11,519,472
Effect of dilutive securities:
Restricted stock units	63,681	69,012

Weighted average number of shares outstanding – diluted	11,617,113	11,588,484

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for either period presented.
Note 8 – Stock-Based Compensation Plans
During the quarter ended September 29, 2022 there was no significant restricted stock unit (“RSU”) activity. Compensation expense attributable to stock-based compensation during the first quarter of fiscal 2023 and fiscal 2022 was $772 and $703, respectively. As of September 29, 2022, there was $3,359 of total unrecognized compensation expense related to non-vested
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

	For the Quarter Ended
	September 29, 2022	September 23, 2021
Service cost	$200	$248
Interest cost	342	254
Amortization of loss	7	364

Net periodic benefit cost	$549	$866

The components of net periodic benefit cost other than the service cost component are included in the line item “Pension expense (excluding service costs)” in the Consolidated Statements of Comprehensive Income.

Note 10 – Accumulated Other Comprehensive Loss
The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the quarter ended September 29, 2022 and September 23, 2021.
These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	For the Quarter Ended
	September 29, 2022	September 23, 2021
Balance at beginning of period	$(2,480)	$(9,025)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	7	364
Tax effect	(1)	(95)

Net current-period other comprehensive income	6	269

Balance at end of period	$(2,474)	$(8,756)

(a)	Amounts in parenthesis indicate debits/expense.
The reclassifications out of AOCL for the quarter ended September 29, 2022 and September 23, 2021 were as follows:

	For the Quarter Ended		Affected Line Item in the Consolidated Statements of Comprehensive Income

Reclassifications from AOCL to Earnings (b)	September 29, 2022	September 23, 2021
Amortization of defined benefit pension items:
Unrecognized net loss	(7)	(364)	Pension expense (excluding service costs)
Tax effect	1	95	Income tax expense

Amortization of defined pension items, net of tax	$(6)	$(269)

(b)	Amounts in parenthesis indicate debits to expense. See Note 9 – “Retirement Plan” above for additional details.
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
The carrying value of our revolving credit facility borrowings approximates fair value at each balance sheet date because interest rates on this instrument approximate current market rates (Level 2 criteria) and because of the short-term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.
The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	September 29, 2022	June 30, 2022	September 23, 2021

Carrying value of current and long-term debt:	$9,660	$10,927	$13,812
Fair value of current and long-term debt:	9,583	11,179	15,360
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
There were no recent accounting pronouncements adopted in the current fiscal year.
There are no recent accounting pronouncements that have been issued and not yet adopted that are expected to have a material impact on our Consolidated Financial Statements.
Note 15 – Subsequent Event
On November 3, 2022, our Board of Directors declared a special cash dividend of $1.00 per share on all issued
and
outstanding shares
of
Common Stock and Class A Stock of the Company (the “November 2022 Dividends”). The November 2022 Dividends will be paid on December 21, 2022 to stockholders of record as of the close of business on December 2, 2022.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2023 and fiscal 2022 are to the 52-week fiscal year ending June 29, 2023 and the 53-week fiscal year ended June 30, 2022, respectively.

•	References herein to the first quarter of fiscal 2023 and fiscal 2022 are to the quarters ended September 29, 2022 and September 23, 2021, respectively.

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

During fiscal 2022, we created a Long-Range Plan to define our future growth priorities. Our Long-Range Plan focuses on growing our non-branded business across key customers, transforming Fisher, Orchard Valley Harvest and Squirrel Brand into leading brands while increasing distribution and diversifying our portfolio into high growth snacking segments. This Long-Range Plan also contemplates increasing our sales through product innovation and targeted, opportunistic acquisitions. We plan to execute on our Long-Range Plan by providing our non-branded customers with value-added solutions based on our extensive industry and consumer expertise. We will grow our branded business by reaching new consumers via product expansion and packaging innovation, expanding distribution across current and alternative channels, diversifying our product offerings and focusing on new ways for consumers to buy our products, including sales via e-commerce platforms.

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

We face a number of challenges in the future, which include significant inflation, potential for economic downturn, supply chain challenges and the continued impacts of COVID-19. We have also experienced a tightening in the labor market for those employed at our production facilities, which has led to increased labor costs.

Inflation and Consumer Trends

We face changing industry trends as consumer purchasing preferences evolve. Due to significant inflation, including higher commodity acquisition costs in fiscal 2022, we have seen higher selling prices at retail. With higher prices across our categories and the broader food market, consumers may purchase fewer snack products, shift their preferences to private brands or lower priced nuts or purchase snack products outside the nut and trail mix category. With the inflationary environment, we are also seeing signs of consumers shifting to more value-focused channels, such as mass merchandising retailers, club stores and dollar stores. E-commerce platforms showed growth during the first quarter of fiscal 2023 but at a lower rate than we saw during the first quarter of fiscal 2022.

Supply Chain and Transportation

In recent quarters, we have faced challenges with shortages and cost increases for shipping pallets, packaging, imported ingredients, transportation and shipping availability. The conflict in Ukraine has further exacerbated supply chain disruptions, especially related to sunflower oil used in roasting our nut products and aluminum which is used in certain of our product packaging.

We have also experienced supply chain issues related to a shortage in capacity in the transportation industry. Compounding the driver shortage was an increase in demand driven by additional spending on consumer goods during fiscal 2021 and fiscal 2022, which led to periodic shortages of shipping containers, container chassis, space on container ships and trains and capacity constraints at U.S. ports. This tightening in transportation capacity began to ease during the third quarter of fiscal 2022 and has continued to ease into fiscal 2023 as inflation resulted in rising costs which decreased demand in the freight market. However, intermodal capacity still remains tight. Fuel prices that were at record highs during spring and summer 2022 have begun to decrease, yet still remain volatile. While there are indicators of transportation cost improvement, and while we have mitigated some of the transportation shortages and maintained high service levels, we may continue to face an unpredictable transportation environment. There is no guarantee that our mitigation strategies will continue to be effective, or that any transportation capacity easing will continue or transportation prices will return to more normalized levels.

These shortages and related challenges have impacted our operations and resulted in increased expenses and manufacturing inefficiencies that have adversely impacted (and may continue to impact) our net income. We anticipate pricing relief in some of these areas in the coming quarters if and as shortages decrease and supply chains normalize; however, we expect that some costs may remain elevated or unpredictable for a longer period of time, particularly as the conflict in Ukraine continues.

We are working, and will continue to work, with our vendors, customers and suppliers to source additional raw materials and packaging supplies and to remain flexible in obtaining the transportation and labor services we need. If these shortages and other supply chain issues continue and we cannot secure adequate supplies to fulfill customer orders or cannot obtain the transportation and labor services we need, such shortages and supply chain issues could have an unfavorable impact on net sales and our operations during the remainder of fiscal year 2023. In addition, as costs increase due to these issues or due to inflationary pressures in general, there is an additional risk of not being able to pass (in part or in full) such potential cost increases onto our customers or in a timely manner. If we cannot align costs with prices for our products, our operating performance could be adversely impacted.

COVID-19

During fiscal 2023, we may continue to face challenges as a result of the COVID-19 pandemic and the uncertainty of future local, state and federal restrictions aimed to mitigate and control the pandemic. During fiscal 2022, as various COVID-19 vaccines and therapeutic measures became more widely distributed and accepted by the public and indoor dining restrictions were again loosened, we saw a significant improvement in sales volume with our foodservice, restaurant, convenience store and non-essential retail customers.

QUARTERLY HIGHLIGHTS

Our net sales of $252.6 million for the first quarter of fiscal 2023 increased 11.6% from our net sales of $226.3 million for the first quarter of fiscal 2022.

Sales volume, measured as pounds sold to customers, increased 1.8% compared to the first quarter of fiscal 2022.

Gross profit decreased $1.2 million, and our gross profit margin, as a percentage of net sales, decreased to 20.0% for the first quarter of fiscal 2023 compared to 22.9% for the first quarter of fiscal 2022.

Total operating expenses for the first quarter of fiscal 2023 increased $3.8 million, or 15.4%, compared to the first quarter of fiscal 2022, primarily due to a non-recurring gain on the sale of a facility that occurred in the first quarter of fiscal 2022. As a percentage of net sales, total operating expenses in the first quarter of fiscal 2023 increased to 11.2% from 10.8% for the first quarter of fiscal 2022.

The total value of inventories on hand at the end of the first quarter of fiscal 2023 increased $39.5 million, or 25.9%, in comparison to the total value of inventories on hand at the end of the first quarter of fiscal 2022.

We expect acquisition costs for most major tree nuts to be flat or decrease and acquisition costs for peanuts to increase modestly in the 2022 crop year (which falls into our current 2023 fiscal year). We also expect acquisition costs for dried fruit to increase modestly. While we began to procure inshell walnuts during the first quarter of fiscal 2023, the total payments due to our walnut growers will not be determined until the second and/or third quarters of fiscal 2023. We will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual payments will be determined during the second and/or third quarters of fiscal 2023 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS

Net Sales

Our net sales increased 11.6% to $252.6 million in the first quarter of fiscal 2023 compared to net sales of $226.3 million for the first quarter of fiscal 2022. The increase in net sales was primarily attributable to a 9.6% increase in the weighted average sales price per pound and a 1.8% increase in sales pounds, which is defined as pounds sold to customers. The increase in the weighted average selling price per pound was attributable to price increases implemented in the third quarter of fiscal 2022 in response to higher commodity acquisition costs for all major tree nuts and peanuts.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended
Product Type	September 29, 2022	September 23, 2021
Peanuts	19.3%	17.7%
Pecans	10.3	8.6
Cashews & Mixed Nuts	20.1	22.4
Walnuts	5.7	5.7
Almonds	9.0	10.6
Trail & Snack Mixes	28.9	28.2
Other	6.7	6.8

Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	September 29, 2022	Percentage of Total	September 23, 2021	Percentage of Total	$ Change	Percent Change
Consumer (1)	$196,547	77.8%	$179,761	79.4%	$16,786	9.3%
Commercial Ingredients	31,507	12.5	28,156	12.4	3,351	11.9
Contract Packaging	24,547	9.7	18,412	8.2	6,135	33.3

Total	$252,601	100.0%	$226,329	100.0%	$26,272	11.6%

(1)

Sales of branded products were approximately 21% and 19% of total consumer channel sales during the first quarters of fiscal 2023 and fiscal 2022, respectively. Fisher branded products were approximately 65% and 61% of branded sales during the first quarters of fiscal 2023 and fiscal 2022, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased 9.3% in dollars and decreased 0.6% in sales volume in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. The sales volume decrease was driven by lost private brand distribution at a grocery customer that occurred in the fourth quarter of fiscal 2022, which was largely offset by increased distribution and a new product offering at a mass merchandising retailer. Sales volume for Fisher snack nuts decreased 3.0% primarily due to an item discontinuance with a customer. Sales volume for Fisher recipe nuts increased 20.0% due to increased distribution at a mass merchandising retailer and at two grocery store customers. Sales volume of Orchard Valley Harvest produce products increased 15.7% from increased distribution at a major customer in the non-food sector as this retailer continues to recover from COVID-19 restrictions and increased distribution at a customer in the club channel.

Net sales in the commercial ingredients distribution channel increased 11.9% in dollars and 2.4% in sales volume in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. The sales volume increase was due to a 15.0% increase in sales volume to foodservice customers, which was related to new distribution at existing customers and the continued recovery in the restaurant industry from the impacts of COVID-19 restrictions. These increases were partially offset by a decrease in sales of peanut crushing stock to peanut oil processors and lower sales of bulk products to other food manufacturers.

Net sales in the contract packaging distribution channel increased 33.3% in dollars and 19.3% in sales volume in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. The increase in sales volume was primarily attributable to the timing of promotional activity by a major customer and business with a new customer.

Gross Profit

Gross profit decreased $1.2 million, or 2.2%, to $50.6 million for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, primarily due to higher acquisition costs for all major tree nuts and peanuts and other inflationary cost increases, including labor and manufacturing supplies. Our gross profit margin, as a percentage of net sales, decreased to 20.0% for the first quarter of fiscal 2023 compared to 22.9% for the first quarter of fiscal 2022, driven by the reasons noted above, which were substantially offset by an increase in the weighted average selling price per pound and increased sales volume.

Operating Expenses

Total operating expenses for the first quarter of fiscal 2023 increased $3.8 million to $28.2 million. Operating expenses for the first quarter of fiscal 2023 increased to 11.2% of net sales from 10.8% of net sales for the first quarter of fiscal 2022 as the increase in total expense was largely offset by a higher net sales base.

Selling expenses for the first quarter of fiscal 2023 were $18.0 million, an increase of $0.2 million, or 1.3%, from the first quarter of fiscal 2022. The increase was driven primarily by a $0.9 million increase in base and incentive compensation expense, primarily related to incentive compensation, which was largely offset by a $0.7 million decrease in advertising, consumer insight research and related consulting expenses.

Administrative expenses for the first quarter of fiscal 2023 were $10.2 million, an increase of $1.2 million, or 13.0%, from the first quarter of fiscal 2022. The increase was driven by a $1.2 million increase in base and incentive compensation expense, primarily related to incentive compensation.

The $2.3 million gain on sale of facility in the first quarter of fiscal 2022 was the result of the sale of our Garysburg, North Carolina facility.

Income from Operations

Due to the factors discussed above, income from operations decreased to $22.4 million, or 8.9% of net sales, for the first quarter of fiscal 2023 from $27.3 million, or 12.1% of net sales, for the first quarter of fiscal 2022.

Interest Expense

Interest expense was $0.7 million for the first quarter of 2023 compared to $0.4 million for the first quarter of 2022. The increase in interest expense was primarily due to higher weighted average interest rates combined with higher average short-term debt levels.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.4 million for the first quarter of 2023 compared to $0.3 million for the first quarter of 2022.

Pension Expense (Excluding Service Costs)

Pension expense (excluding service costs) was $0.3 million for the first quarter of 2023 compared to $0.6 million for the first quarter of fiscal 2022. The decrease in pension expense (excluding service costs) is primarily due to a decrease in the unrecognized net loss remaining to be amortized, which was a result of a large actuarial gain in the prior fiscal year.

Income Tax Expense

Income tax expense was $5.5 million, or 26.0% of income before income taxes for the first quarter of fiscal 2023 compared to $6.8 million, or 26.0% of income before income taxes, for the first quarter of fiscal 2022.

Net Income

Net income was $15.5 million, or $1.35 per common share basic and $1.34 per share diluted, for the first quarter of fiscal 2023, compared to $19.2 million, or $1.67 per common share basic and $1.66 per share diluted, for the first quarter of fiscal 2022.

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

The following table sets forth certain cash flow information for the first quarter of fiscal 2023 and 2022, respectively (dollars in thousands):

	September 29, 2022	September 23, 2021	$ Change
Operating activities	$30,646	$903	$29,743
Investing activities	(5,974)	(1,237)	(4,737)
Financing activities	(24,789)	201	(24,990)

Net decrease in cash	$(117)	$(133)	$16

Operating Activities Net cash provided by operating activities was $30.6 million for the first quarter of fiscal 2023 compared to $0.9 million for the first quarter of fiscal 2022. The increase in operating cash flow is due primarily to a decreased use of working capital, mainly for inventory. Inventories decreased $12.8 million in fiscal 2023 compared to a $4.6 million increase in inventories in fiscal 2022, which resulted in a net source of cash of $17.4 million.

Total inventories were $192.1 million at September 29, 2022, a decrease of $12.8 million, or 6.2%, from the inventory balance at June 30, 2022, and an increase of $39.5 million, or 25.9%, from the inventory balance at September 23, 2021. The decrease in inventory at September 29, 2022 compared to June 30, 2022 was primarily due to lower quantities of pecans and walnuts on hand, which was partially offset by increased quantities of finished goods. The increase in inventory at September 29, 2022 compared to September 23, 2021 was primarily due to greater quantities of finished goods, work in process and inshell pecans on hand combined with higher commodity acquisition costs for pecans.

Raw nut and dried fruit input stocks, some of which are classified as work in process, increased 0.6 million pounds, or 1.9%, at September 29, 2022 compared to September 23, 2021. The weighted average cost per pound of raw nut and dried fruit input stocks on hand at the end of the first quarter of fiscal 2023 increased 20.6% compared to the end of the first quarter of fiscal 2022 primarily due to higher commodity acquisition costs for pecans.

Investing Activities Cash used in investing activities was $6.0 million during the first quarter of fiscal 2023 compared to $1.2 million for the same period last year. The increase in cash used in investing activities was mainly attributable to the $3.9 million of net proceeds received from the disposition of the Garysburg, North Carolina facility which occurred in the first quarter of fiscal 2022 and did not recur in the current quarter. Capital expenditures were $5.9 million during the first quarter of fiscal 2023 and $5.1 million during fiscal 2022. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2023 to be approximately $18.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used in financing activities was $24.8 million during the first quarter of fiscal 2023 compared to cash provided of $0.2 million for the same period last year. Net short-term borrowings under our Credit Facility were $2.2 million during the first quarter of fiscal 2023 compared to net borrowings of $36.6 million for the first quarter of fiscal 2022. The decrease in short term borrowings was primarily due to a decreased use of working capital in the current quarter. The dividends paid in fiscal 2023 were approximately $8.6 million less than the same period of fiscal 2022.

Real Estate Matters

In August 2008, we completed the consolidation of our Chicago-based facilities into our Elgin headquarters (“Elgin Site”). The Elgin Site includes both an office building and a warehouse. We are currently attempting to find additional tenants for the available space in the office building at the Elgin Site. Until additional tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 70% of the rentable area in the office building is currently vacant. Approximately 29% of the rentable area has not been built-out. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures will likely be necessary to lease the remaining space.

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

Credit Facility

At our election, borrowings under the Credit Facility currently accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans, which may be advanced under the borrowing base calculation, ranging from 0.25% to 0.75% or (ii) a rate based upon the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the borrowing base calculation, ranging from 1.25% to 1.75%.

At September 29, 2022, the weighted average interest rate for the Credit Facility was 5.4%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of September 29, 2022, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At September 29, 2022, we had $70.7 million of available credit under the Credit Facility. If this entire amount were borrowed at September 29, 2022, we would still be in compliance with all restrictive covenants under the Credit Facility.

Mortgage Facility

The Mortgage Facility matures on March 1, 2023. On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum. Monthly principal payments on the Mortgage Facility in the amount of $0.3 million commenced on June 1, 2008.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting, and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of September 29, 2022, $8.2 million of the debt obligation was outstanding.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 30, 2022.

Recent Accounting Pronouncements

Refer to Note 14 – “Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements, contained in Part I, Item 1 of this form 10-Q, for a discussion of recently issued and adopted accounting pronouncements.

FORWARD LOOKING STATEMENTS

Some of the statements in this report are forward-looking. These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) sales activity for the Company’s products, such as a decline in sales to one or more key customers (of branded products, private label products or otherwise), or to customers generally, in some or all channels, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (ii) changes in the availability and costs of raw materials and ingredients and the impact of fixed price commitments with customers; (iii) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (v) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures, including competition in the recipe nut category; (vi) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (vii) the ability of the Company to control costs (including inflationary costs) and manage shortages in areas such as inputs, transportation and labor; (viii) uncertainty in economic conditions, including the potential for inflation or economic downturn, particularly in light of COVID-19 or armed hostilities; (ix) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control; (x) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xi) losses due to significant disruptions at any of our production or processing facilities or employee unavailability due to labor shortages, illness or quarantine; (xii) the ability to implement our Long-Range Plan, including growing our branded and private brand product sales and expanding into alternative sales channels; (xiii) technology disruptions or failures; (xiv) the inability to protect the Company’s brand value, intellectual property or avoid intellectual property disputes; (xv) our ability to manage the impacts of changing weather patterns on raw material availability due to climate change; and (xvi) the ability of the Company to respond to or manage the outbreak of COVID-19 or other infectious diseases and the various implications thereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I - Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 29, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2022, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 29, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 11 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 30, 2022 during the first quarter of fiscal 2023.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

Exhibit No.	Description

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

*10.17	Executive Transition Agreement, dated November 3, 2021, by and between John B. Sanfilippo & Son, Inc. and Christopher Gardier

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Frank S. Pellegrino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Frank S. Pellegrino pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	Inline eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 3, 2022.

JOHN B. SANFILIPPO & SON, INC.

By

/s/ FRANK S. PELLEGRINO
Frank S. Pellegrino
Chief Financial Officer, Executive Vice President, Finance and Administration