Form 10-Q
period 2022-12-29
SANFILIPPO JOHN B & SON INC
filed 2023-02-01
CIK 880117

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
of the Exchange Act).    ☐  Yes    ☒   No
As of January 27, 2023, 8,958,426 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 29, 2022

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 29, 2022	December 23, 2021	December 29, 2022	December 23, 2021
Net sales	$274,328	$253,207	$526,929	$479,536
Cost of sales	217,826	200,977	419,784	375,503

Gross profit	56,502	52,230	107,145	104,033

Operating expenses:
Selling expenses	21,830	23,567	39,812	41,312
Administrative expenses	10,208	10,401	20,455	19,470
Gain on sale of facility, net	—	—	—	(2,349)

Total operating expenses	32,038	33,968	60,267	58,433

Income from operations	24,464	18,262	46,878	45,600

Other expense:
Interest expense including $189, $203, $382 and $392 to related parties	615	420	1,276	791
Rental and miscellaneous expense, net	311	323	713	671
Pension expense (excluding service costs)	348	619	697	1,237

Total other expense, net	1,274	1,362	2,686	2,699

Income before income taxes	23,190	16,900	44,192	42,901
Income tax expense	6,283	3,653	11,740	10,405

Net income	$16,907	$13,247	$32,452	$32,496
Other comprehensive income:
Amortization of actuarial loss included in net periodic pension cost	7	364	14	728
Income tax expense related to pension adjustments	(2)	(95)	(3)	(190)

Other comprehensive income, net of tax	5	269	11	538

Comprehensive income	$16,912	$13,516	$32,463	$33,034

Net income per common share-basic	$1.46	$1.15	$2.81	$2.82

Net income per common share-diluted	$1.45	$1.14	$2.79	$2.81

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	December 29, 2022	June 30, 2022	December 23, 2021
ASSETS
CURRENT ASSETS:
Cash	$620	$415	$1,027
Accounts receivable, less allowance for doubtful accounts of $318, $267 and $358	72,433	69,611	65,032
Inventories	173,075	204,855	178,741
Prepaid expenses and other current assets	11,693	8,283	12,764

TOTAL CURRENT ASSETS	257,821	283,164	257,564

PROPERTY, PLANT AND EQUIPMENT:
Land	9,150	9,150	9,150
Buildings	102,840	102,810	102,801
Machinery and equipment	254,013	245,111	228,418
Furniture and leasehold improvements	5,312	5,296	5,296
Vehicles	614	614	614
Construction in progress	9,877	6,471	17,254

	381,806	369,452	363,533
Less: Accumulated depreciation	259,597	252,371	245,607

	122,209	117,081	117,926
Rental investment property, less accumulated depreciation of $14,036 $13,632 and $13,229	15,087	15,491	15,894

TOTAL PROPERTY, PLANT AND EQUIPMENT	137,296	132,572	133,820

Intangible assets, net	7,561	8,065	8,953
Life insurance and other assets	6,021	8,272	9,579
Deferred income taxes	2,608	3,236	4,304
Goodwill	12,030	9,650	9,650
Operating lease right-of-use assets	2,593	2,303	2,852

TOTAL ASSETS	$425,930	$447,262	$426,722

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	December 29, 2022	June 30, 2022	December 23, 2021
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$22,805	$40,439	$35,885
Current maturities of long-term debt, net, including related party debt of $642, $614 and $586	1,497	3,149	3,909
Accounts payable	49,342	47,720	63,452
Bank overdraft	1,970	214	1,668
Accrued payroll and related benefits	14,953	18,888	12,832
Other accrued expenses	13,495	12,352	13,080

TOTAL CURRENT LIABILITIES	104,062	122,762	130,826

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, net, including related party debt of $7,446, $7,774 and $8,088	7,446	7,774	8,943
Retirement plan	29,132	28,886	35,596
Long-term operating lease liabilities, net of current portion	1,472	1,076	1,504
Other	8,155	7,943	8,050

TOTAL LONG-TERM LIABILITIES	46,205	45,679	54,093

TOTAL LIABILITIES	150,267	168,441	184,919

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 9,072,068, 9,047,359 and 9,044,960 shares issued	91	90	90
Capital in excess of par value	130,731	128,800	127,080
Retained earnings	148,488	153,589	124,298
Accumulated other comprehensive loss	(2,469)	(2,480)	(8,487)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	275,663	278,821	241,803

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$425,930	$447,262	$426,722

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 30, 2022	2,597,426	$26	9,047,359	$90	$128,800	$153,589	$(2,480)	$(1,204)	$278,821
Net income						15,545			15,545
Cash dividends ($2.25 per share)						(25,981)			(25,981)
Pension liability amortization, net of income tax expense of $1							6		6
Stock-based compensation expense					772				772

Balance, September 29, 2022	2,597,426	$26	9,047,359	$90	$129,572	$143,153	$(2,474)	$(1,204)	$269,163
Net income						16,907			16,907
Cash dividends ($1.00 per share)						(11,572)			(11,572)
Pension liability amortization, net of income tax expense of $2							5		5
Equity award exercises , net of shares withheld for employee taxes			24,709	1	(356)				(355)
Stock-based compensation expense					1,515				1,515

Balance, December 29, 2022	2,597,426	$26	9,072,068	$91	$130,731	$148,488	$(2,469)	$(1,204)	$275,663

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 24, 2021	2,597,426	$26	8,988,812	$90	$126,271	$126,336	$(9,025)	$(1,204)	$242,494
Net income						19,249			19,249
Cash dividends ($3.00 per share)						(34,534)			(34,534)
Pension liability amortization, net of income tax expense of $95							269		269
Equity award exercises , net of shares withheld for employee taxes			1,168	—	(16)				(16)
Stock-based compensation expense					703				703

Balance, September 23, 2021	2,597,426	$26	8,989,980	$90	$126,958	$111,051	$(8,756)	$(1,204)	$228,165
Net income						13,247			13,247
Pension liability amortization, net of income tax expense of $95							269		269
Equity award exercises , net of shares withheld for employee taxes			54,980	—	(946)				(946)
Stock-based compensation expense					1,068				1,068

Balance, December 23, 2021	2,597,426	$26	9,044,960	$90	$127,080	$124,298	$(8,487)	$(1,204)	$241,803

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Twenty-Six Weeks Ended
	December 29, 2022	December 23, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,452	$32,496
Depreciation and amortization	10,099	9,143
Loss (gain) on disposition of assets, net	19	(1,765)
Deferred income tax expense	628	1,783
Stock-based compensation expense	2,287	1,771
Change in assets and liabilities:
Accounts receivable, net	(2,822)	1,302
Inventories	32,020	(30,743)
Prepaid expenses and other current assets	(1,885)	(3,429)
Accounts payable	1,492	16,244
Accrued expenses	(1,794)	(8,971)
Income taxes payable	(2,523)	(3,606)
Other long-term assets and liabilities	721	379
Other, net	258	1,216

Net cash provided by operating activities	70,952	15,820

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,420)	(9,485)
Acquisition of Just the Cheese brand	(3,500)	—
Proceeds from disposition of assets, net	—	3,950
Other, net	(56)	(354)

Net cash used in investing activities	(14,976)	(5,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term (repayments) borrowings	(17,634)	27,232
Principal payments on long-term debt	(1,984)	(1,887)
Increase in bank overdraft	1,756	575
Dividends paid	(37,553)	(34,534)
Taxes paid related to net share settlement of equity awards	(356)	(962)

Net cash used in financing activities	(55,771)	(9,576)

NET INCREASE IN CASH	205	355
Cash, beginning of period	415	672

Cash, end of period	$620	$1,027

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

•	References herein to fiscal 2023 and fiscal 2022 are to the 52 week fiscal year ending June 29, 2023 and the 53 week fiscal year ended June 30, 2022, respectively.

•	References herein to the second quarter of fiscal 2023 and fiscal 2022 are to the quarters ended December 29, 2022 and December 23, 2021, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2023 and fiscal 2022 are to the twenty-six weeks ended December 29, 2022 and December 23, 2021, respectively.
We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under our
Fisher, Orchard Valley Harvest,
Squirrel Brand
and
Southern Style Nuts
brand names and under a variety of private brands. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks and other sesame snack products under our brand names and under private brands. In addition, with our acquisition of the
Just the Cheese
brand, we will now be able to expand our product offerings to include baked cheese snack products on a branded and private label basis.
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
Note 2 – Acquisition of
Just the Cheese
Brand
On December 16, 2022, we completed the acquisition of certain assets (the “Acquisition”) of Specialty Cheese Company, Inc. The acquired assets are primarily related to the manufacturing and sale of baked cheese snack products, including those products sold under the
Just the Cheese
brand, all finished goods inventory, and intangible assets. At the time of closing, the full purchase price of
$3,500
was paid in cash and funded from our Credit Facility (as defined below)
.
Just the Cheese
is one of the nation’s leading baked cheese snacking brands and offers 100% real cheese snack bars and cheese crisps.
The Acquisition will provide us with a product that expands our portfolio into new snacking categories and is anticipated to accelerate growth with our private brand and food service customers. The Acquisition has been accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations”.

The total purchase price of $3,500 has been allocated on a preliminary basis to the fair values of the assets acquired as follows:

Inventories	$240
Fixed assets	500
Identifiable intangible assets:
Customer relationships	270
Brand names	80
Non-compete agreement	30
Goodwill	2,380

Total purchase price	$3,500

The customer relationship assets represent the value of the long-term strategic relationship with significant customers who purchase
Just the Cheese
brand products. The brand name asset represents the value of the established
Just the Cheese
brand name.
Goodwill, which is expected to be deductible for
tax purposes
, arises from intangible assets that do not qualify for separate recognition and expected synergies from combining the operations related to the
Just the Cheese
brand with those of the Company. There were no material contingencies recognized or unrecognized associated with the acquired business.
The purchase price allocation, specifically amounts allocated to goodwill and fixed assets, are based on preliminary valuations and are subject to adjustments to reflect the final valuations.
Due to the immaterial financial nature of the Acquisition, unaudited pro forma results of operations of the Company (as if the Acquisition had taken place at the beginning of fiscal 2023) will not be presented.
Since the Acquisition, we continue to operate in a single reportable operating segment that consists of selling various nut and nut-related
products through three sales distribution channels.
Note 3 – Revenue Recognition
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
Disaggregation of Revenue
Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
Distribution Channel	December 29, 2022	December 23, 2021	December 29, 2022	December 23, 2021
Consumer	$224,513	$203,479	$421,060	$383,240
Commercial Ingredients	28,419	27,756	59,926	55,912
Contract Packaging	21,396	21,972	45,943	40,384

Total	$274,328	$253,207	$526,929	$479,536

Note 4 – Leases
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
It is our accounting policy to not apply lease recognition requirements to short term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. We have also made the policy election to not separate lease and non-lease
components for all leases.
The following table provides supplemental information related to operating lease right-of-use
assets and liabilities:

	December 29, 2022	June 30, 2022	December 23, 2021	Affected Line Item in Consolidated Balance Sheet
Assets

Operating lease right-of-use assets	$2,593	$2,303	$2,852	Operating lease right-of-use assets

Total lease right-of-use assets	$2,593	$2,303	$2,852

Liabilities
Current:
Operating leases	$1,166	$1,258	$1,392	Other accrued expenses
Noncurrent:
Operating leases	1,472	1,076	1,504	Long-term operating lease liabilities

Total lease liabilities	$2,638	$2,334	$2,896

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 29, 2022	December 23, 2021	December 29, 2022	December 23, 2021

Operating lease costs (a)	$541	$470	$1,015	$914
Variable lease costs (b)	58	19	115	36

Total lease cost	$599	$489	$1,130	$950

(a)
Includes short-term leases which are immaterial.
(b)
Variable lease costs consist of sales tax and lease overtime charges.
Supplemental cash flow and other information related to leases was as follows:

	For the Twenty-Six Weeks Ended
	December 29, 2022	December 23, 2021

Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$807	$794
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$1,049	$89

	December 29, 2022	June 30, 2022	December 23, 2021
Weighted average remaining lease term (in years)	3.0	2.3	2.5
Weighted average discount rate	5.2%	4.3%	4.2%
Maturities of operating lease liabilities as of December 29, 2022 are as follows:

Fiscal Year Ending

June 29, 2023 (excluding the twenty-six weeks ended December 29, 2022)	$738
June 27, 2024	936
June 26, 2025	560
June 25, 2026	372
June 24, 2027	192
June 29, 2028	65
Thereafter	—

Total lease payment	2,863
Less imputed interest	(225)

Present value of operating lease liabilities	$2,638

At December 29, 2022, the Company had no material operating leases that had not yet commenced.
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
non-lease
components such as recurring utility and storage fees. Leases between related parties are immaterial.
Leasing revenue is as follows:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 29, 2022	December 23, 2021	December 29, 2022	December 23, 2021
Lease income related to lease payments	$403	$408	$805	$818
The future minimum, undiscounted fixed cash flows under
non-cancelable
tenant operating leases for each of the next five years are as follows:

Fiscal Year Ending
June 29, 2023 (excluding the twenty-six weeks ended December 29, 2022)	$927
June 27, 2024	1,869
June 26, 2025	1,282
June 25, 2026	697
June 24, 2027	614
June 29, 2028	—

$5,389

Note 5 – Inventories
Inventories consist of the following:

	December 29, 2022	June 30, 2022	December 23, 2021
Raw material and supplies	$75,002	$77,558	$71,960
Work-in-process and finished goods	98,073	127,297	106,781

Total	$173,075	$204,855	$178,741

Note 6 – Goodwill and Intangible Assets
Identifiable intangible assets that are subject to amortization consist of the following:

	December 29, 2022	June 30, 2022	December 23, 2021
Customer relationships	$21,370	$21,100	$21,100
Brand names	17,070	16,990	16,990
Non-compete agreement	300	270	270

	38,740	38,360	38,360
Less accumulated amortization:
Customer relationships	(19,311)	(18,795)	(18,279)
Brand names	(11,598)	(11,252)	(10,908)
Non-compete agreement	(270)	(248)	(220)

	(31,179)	(30,295)	(29,407)

Net intangible assets	$7,561	$8,065	$8,953

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the
Squirrel Brand, Southern Style Nuts
and
Just the Cheese
brand names.
Total amortization expense related to intangible assets, which is classified in administrative expense in the Consolidated Statement of Comprehensive Income, was $440 and $884 for the quarter and twenty-six
weeks ended December 29, 2022, respectively. Amortization expense for the remainder of fiscal 2023 is expected to be approximately $913 and expected amortization expense the next five fiscal years is as follows:

Fiscal Year Ending
June 27, 2024	$1,561
June 26, 2025	1,222
June 25, 2026	874
June 24, 2027	705
June 29, 2028	521
The intangibles related to the
Just the Cheese
brand acquisition, which are reflected in the above table, and the expected amortization expense are based on the preliminary valuation report with respect to such intangible assets. Any necessary adjustments will be made in the third quarter of fiscal 2023 based on the final valuation report.
Our net goodwill at December 29, 2022 was comprised of $9,650 that relates to the Squirrel Brand acquisition completed in the second quarter of fiscal 2018 and $2,380 that relates to the
Just the Cheese
brand acquisition completed in the second quarter of fiscal 2023. The changes in the carrying amount of

goodwill since June 25, 2021 are as follows:

Gross goodwill balance at June 25, 2021	$18,416
Accumulated impairment losses	(8,766)

Net balance at June 25, 2021	9,650
Goodwill acquired during the period	2,380

Net balance at December 29, 2022	$12,030

Note 7 – Credit Facility
Our Amended and Restated Credit Agreement dated March 5, 2020 provides for a $117,500 senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by substantially all our assets other than machinery and equipment, real property and fixtures.
At December 29, 2022, we had $90,505 of available credit under the Credit Facility which reflects borrowings of $22,805 and reduced availability as a result of $4,190 in outstanding letters of credit. As of December 29, 2022, we were in compliance with all financial covenants under the Credit Facility and Mortgage Facility.
Note 8 – Earnings Per Common Share
The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 29, 2022	December 23, 2021	December 29, 2022	December 23, 2021
Weighted average number of shares outstanding – basic	11,567,068	11,531,844	11,560,250	11,525,730
Effect of dilutive securities:
Restricted stock units	57,594	44,812	60,637	56,912

Weighted average number of shares outstanding – diluted	11,624,662	11,576,656	11,620,887	11,582,642

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for any periods presented.
Note 9 – Stock-Based Compensation Plans
During the second quarter of fiscal 2023, there were 64,116 restricted stock units (“RSUs”) awarded to employees and non-employee
members of the Board of Directors. The vesting period is generally three years for awards to employees and one year for awards to non-employee
directors.
The following is a summary of RSU activity for the first half of fiscal 2023:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2022	142,239	$70.42
Granted	64,116	74.09
Vested (a)	(29,349)	89.36
Forfeited	(2,020)	72.82

Outstanding at December 29, 2022	174,986	$68.56

(a)	The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.
At December 29, 2022, there were 27,727 RSUs outstanding that were vested but deferred.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 29, 2022	December 23, 2021	December 29, 2022	December 23, 2021

Stock-based compensation expense	$1,515	$1,068	$2,287	$1,771
As of December 29, 2022, there was $6,532 of total unrecognized compensation expense related to non-vested
RSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.7 years.
Note 10 – Retirement Plan
The Supplemental Employee Retirement Plan
 (“Retirement Plan”)
is an unfunded,
non-qualified
deferred compensation plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service. The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 29, 2022	December 23, 2021	December 29, 2022	December 23, 2021

Service cost	$201	$247	$401	$495
Interest cost	341	255	683	509
Amortization of loss	7	364	14	728

Net periodic benefit cost	$549	$866	$1,098	$1,732

The components of net periodic benefit cost other than the service cost component are included in the line item “Pension expense (excluding service costs)” in the Consolidated Statements of Comprehensive Income.
Note 11 – Accumulated Other Comprehensive Loss
The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the twenty-six
weeks ended December 29, 2022 and December 23, 2021.
These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	For the Twenty-Six Weeks Ended
	December 29, 2022	December 23, 2021

Balance at beginning of period	$(2,480)	$(9,025)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	14	728
Tax effect	(3)	(190)

Net current-period other comprehensive income	11	538

Balance at end of period	$(2,469)	$(8,487)

(a)
Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter and
twenty-six
weeks ended December 29, 2022
an
d December 23, 2021
were
as
follows:

					Affected Line Item in the Consolidated Statements of Comprehensive Income
Reclassifications from AOCL to Earnings (b)	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 29, 2022	December 23, 2021	December 29, 2022	December 23, 2021
Amortization of defined benefit pension items:
Unrecognized net loss	(7)	(364)	(14)	(728)	Pension expense (excluding service costs)
Tax effect	2	95	3	190	Income tax expense

Amortization of defined pension items, net of tax	$(5)	$(269)	$(11)	$(538)

(b)
Amounts in parenthesis indicate debits to expense. See Note 10 – “Retirement Plan” above f or a
dditional details.
Note 12 – Commitments and Contingent Liabilities
We are currently a party to various legal proceedings in the ordinary course of business. While management pres entl
y believes that the ultimate outcomes of these proceedings, individually and in the aggregate, will not materially affect our Company’s financial position, results of operations or cash flows, legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur. Unfavorable outcomes could include substantial monetary damages in excess of any appropriate accruals, which management has established. Were such unfavorable final outcomes to occur, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows.
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
The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	December 29, 2022	June 30, 2022	December 23, 2021
Carrying value of current and long-term debt:	$8,944	$10,927	$12,862
Fair value of current and long-term debt:	8,118	11,179	14,282
The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.
Note 14 – Garysburg, North Carolina Facility
During the first quarter of fiscal 2022 we sold the Garysburg property and remaining equipment located at the property to a third party for $4,000, subject to customary adjustments to reflect closing costs, which resulted in a $2,349 gain.
Note 15 – Recent Accounting Pronouncements
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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2023 and fiscal 2022 are to the 52 week fiscal year ending June 29, 2023 and the 53 week fiscal year ended June 30, 2022, respectively.

•	References herein to the second quarter of fiscal 2023 and fiscal 2022 are to the quarters ended December 29, 2022 and December 23, 2021, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2023 and fiscal 2022 are to the twenty-six weeks ended December 29, 2022 and December 23, 2021, respectively.

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names and under a variety of private brands. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks and other sesame snack products under our brand names and under private brands. In addition, with our acquisition of the Just the Cheese brand, we will now be able to expand our product offerings to include baked cheese snack products on a branded and private label basis. We distribute our products in the consumer, commercial ingredients and contract packaging distribution channels.

During fiscal 2022, we created a Long-Range Plan to define our future growth priorities. Our Long-Range Plan focuses on growing our non-branded business across key customers, transforming Fisher, Orchard Valley Harvest and Squirrel Brand into leading brands while increasing distribution and diversifying our portfolio into high growth snacking segments. We plan to execute on our Long-Range Plan by providing our non-branded customers with value-added solutions based on our extensive industry and consumer expertise. We will grow our branded business by reaching new consumers via product expansion and packaging innovation, expanding distribution across current and alternative channels, diversifying our product offerings and focusing on new ways for consumers to buy our products, including sales via e-commerce platforms. This Long-Range Plan also contemplates increasing our sales through product innovation and targeted, opportunistic acquisitions, such as the acquisition of the Just the Cheese brand completed during the current second quarter.

We will continue to focus our promotional and advertising activity to invest in our brands to achieve growth. We intend to execute an omnichannel approach to win in key categories including recipe nuts, snack nuts, trail mix and other snacking categories. We continue to see strong e-commerce performance across our branded portfolio and anticipate taking various actions with the goal of accelerating that growth across a variety of established and emerging platforms. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base for branded and private label products. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

We face a number of challenges in the future, which include significant inflation, potential for economic downturn, supply chain challenges and, to a lesser extent, the lingering impacts of COVID-19. We have also experienced a tightening in the labor market for those employed at our production facilities, which has led to increased labor costs.

Inflation and Consumer Trends

We face changing industry trends as consumer purchasing preferences evolve. Due to significant inflation, including higher commodity acquisition costs in fiscal 2022, we have seen higher selling prices at retail. With higher prices across our categories and the broader food market, and also due to any actual or potential economic downturn, consumers may purchase fewer snack products, as we have seen through the recent decline in the recipe and snack nut categories, shift their preferences to private brands or lower priced nuts or purchase snack products outside the nut and trail mix category. With the inflationary environment, we are also seeing signs of consumers shifting to more value-focused retailers, such as mass merchandising retailers, club stores and dollar stores. E-commerce platforms showed growth during the first half of fiscal 2023 but at a lower rate than we saw during the first half of fiscal 2022.

Supply Chain and Transportation

In recent quarters, we have faced challenges with shortages and cost increases for shipping pallets, packaging, imported ingredients, transportation and shipping availability. The conflict in Ukraine has further exacerbated supply chain disruptions, especially related to sunflower oil used in roasting our nut products. Overall packaging costs appear to be leveling off but remain well above pre-pandemic levels. In addition, we are seeing some relief in select ingredient categories with reformulations and substitutions, but lead-times remain long compared to pre-pandemic lead-times.

We have also experienced supply chain issues related to a shortage in capacity in the transportation industry. This tightening in transportation capacity began to ease during the third quarter of fiscal 2022 and has continued to ease into fiscal 2023 as inflation resulted in rising costs which decreased demand in the freight market. Although we have seen stabilization in truckload capacity and volume at U.S. ports, there is continued pressure on driver hiring and fuel and energy concerns due to continued unrest abroad. Fuel prices that were at record highs during spring and summer 2022 have begun to decrease, yet still remain volatile. While there are indicators of transportation cost improvement, and despite our mitigation of some of the transportation shortages and maintaining high service levels, we may continue to face an unpredictable transportation environment. There is no guarantee that our mitigation strategies will continue to be effective, that any transportation capacity easing will continue or that transportation prices will return to more normalized levels.

These shortages and related challenges have impacted our operations and resulted in increased expenses and manufacturing inefficiencies that have adversely impacted (and may continue to impact) our net income. We anticipate pricing relief in some of these areas in the coming quarters, if and as shortages decrease and supply chains normalize; however, we expect that some costs may remain elevated or unpredictable for a longer period of time, particularly as the conflict in Ukraine continues.

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

COVID-19

During fiscal 2023, we may continue to face challenges as a result of the COVID-19 pandemic. During fiscal 2022, as various COVID-19 vaccines and therapeutic measures became more widely distributed and accepted by the public and indoor dining restrictions were again loosened, we saw a significant improvement in sales volume with our foodservice, restaurant, convenience store and non-essential retail customers.

QUARTERLY HIGHLIGHTS

Our net sales of $274.3 million for the second quarter of fiscal 2023 increased 8.3% from our net sales of $253.2 million for the second quarter of fiscal 2022. Net sales for the first twenty-six weeks of fiscal 2023 increased by $47.4 million, or 9.9%, to $526.9 million compared to the first twenty-six weeks of fiscal 2022.

Sales volume, measured as pounds sold to customers, decreased 3.8% for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. Sales volume for the first twenty-six weeks of fiscal 2023 decreased 1.1% compared to the first twenty-six weeks of fiscal 2022.

Gross profit increased by $4.3 million, and our gross profit margin, as a percentage of net sales, was unchanged at 20.6% for both the second quarter of fiscal 2023 and fiscal 2022. Gross profit increased $3.1 million, and our gross profit margin decreased to 20.3% from 21.7% for the first twenty-six weeks of fiscal 2023 compared to the first twenty-six weeks of fiscal 2022.

Total operating expenses for the second quarter of fiscal 2023 decreased by $1.9 million, or 5.7%, compared to the second quarter of fiscal 2022. As a percentage of net sales, total operating expenses in the second quarter of fiscal 2023 decreased to 11.7% from 13.4% for the second quarter of fiscal 2022. For the first half of fiscal 2023, total operating expenses increased $1.8 million, and total operating expenses as a percentage of net sales decreased to 11.4% compared to 12.2% for the first half of fiscal 2022.

The total value of inventories on hand at the end of the second quarter of fiscal 2023 decreased $5.7 million, or 3.2%, in comparison to the total value of inventories on hand at the end of the second quarter of fiscal 2022.

We have seen acquisition costs for all major tree nuts decrease and acquisition costs for peanuts increase modestly in the 2022 crop year (which falls into our current 2023 fiscal year). We completed procurement of inshell walnuts during the first half of fiscal 2023. During the third quarter, we will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual final liability will be determined during the third quarter of fiscal 2023 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS

Net Sales

Our net sales increased 8.3% to $274.3 million in the second quarter of fiscal 2023 compared to net sales of $253.2 million for the second quarter of fiscal 2022. The increase in net sales was attributable to a 12.7% increase in the weighted average sales price per pound. This increase was partially offset by a 3.8% decrease in sales volume, which is defined as pounds sold to customers. The increase in the weighted average selling price per pound primarily resulted from higher commodity acquisition costs for pecans, cashews, peanuts and dried fruit. Sales volume for peanuts and all major tree nuts (except pecans) declined in the current quarter.

For the first twenty-six weeks of fiscal 2023 our net sales were $526.9 million, an increase of $47.4 million, or 9.9%, compared to the same period of fiscal 2022. The increase in net sales was attributable to an 11.1% increase in the weighted average selling price per pound, which was partially offset by a 1.1% decrease in sales volume. The increase in the weighted average selling price resulted from higher commodity acquisition costs for all major tree nuts (except walnuts), peanuts and dried fruit.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-Six Weeks Ended
Product Type	December 29, 2022	December 23, 2021	December 29, 2022	December 23, 2021
Peanuts	16.6%	16.6%	17.8%	17.1%
Pecans	17.5	15.7	14.1	12.4
Cashews & Mixed Nuts	20.6	20.9	20.4	21.6
Walnuts	6.8	7.0	6.3	6.4
Almonds	8.3	9.0	8.7	9.8
Trail & Snack Mixes	24.2	25.1	26.4	26.5
Other	6.0	5.7	6.3	6.2

Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	December 29, 2022	Percentage of Total	December 23, 2021	Percentage of Total	$ Change	% Change
Consumer (1)	$224,513	81.8%	$203,479	80.3%	$21,034	10.3%
Commercial Ingredients	28,419	10.4	27,756	11.0	663	2.4
Contract Packaging	21,396	7.8	21,972	8.7	(576)	(2.6)

Total	$274,328	100.0%	$253,207	100.0%	$21,121	8.3%

(1)

Sales of branded products were approximately 26% and 28% of total consumer sales during the second quarters of fiscal 2023 and fiscal 2022, respectively. Fisher branded products were approximately 75% and 71% of branded sales during the second quarters of fiscal 2023 and fiscal 2022, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Twenty-Six Weeks Ended
Distribution Channel	December 29, 2022	Percentage of Total	December 23, 2021	Percentage of Total	$ Change	% Change
Consumer (1)	$421,060	79.9%	$383,240	79.9%	$37,820	9.9%
Commercial Ingredients	59,926	11.4	55,912	11.7	4,014	7.2
Contract Packaging	45,943	8.7	40,384	8.4	5,559	13.8

Total	$526,929	100.0%	$479,536	100.0%	$47,393	9.9%

(1)

Sales of branded products were approximately 24% of total consumer sales during each of the first twenty-six weeks of fiscal 2023 and fiscal 2022. Fisher branded products were approximately 71% and 67% of branded sales during the first twenty-six weeks of fiscal 2023 and fiscal 2022, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased $21.0 million, or 10.3%, and sales volume decreased 2.0% in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. The sales volume decrease was driven by lost private brand distribution at a grocery store retailer that occurred in the fourth quarter of fiscal 2022 and a 24.1% sales volume decrease for Fisher snack nuts primarily as a result of competitive pricing pressures at two grocery store retailers and lost distribution at another grocery store retailer. These decreases were partially offset by an increase in private brand sales volume due to new private brand peanut butter business at a mass merchandising retailer and increased seasonal distribution at another mass merchandising retailer. Sales volume of Fisher recipe nuts increased 2.8% as a result of increased distribution at a mass merchandising retailer and at a grocery store retailer. Sales volume of Orchard Valley Harvest products decreased 14.5% due to the timing of sales to a major customer in the non-food sector who shifted their orders into the third quarter of fiscal 2023.

In the first twenty-six weeks of fiscal 2023, net sales in the consumer distribution channel increased $37.8 million, or 9.9%, and sales volume decreased 1.4% compared to the same period of fiscal 2022. The sales volume decrease was driven by lost private brand distribution at the grocery store retailer cited in the quarterly comparison, which was partially offset by increased distribution at a mass merchandising retailer.

Net sales in the commercial ingredients distribution channel increased 2.4% in dollars and decreased 7.7% in sales volume in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. The decrease in sales volume was due to a 38.9% decrease in sales volume of bulk products to other food manufacturers as a result of reduced consumption from softened consumer spending. This was partially offset by a 2.9% increase in sales volume to foodservice customers due to new distribution at existing customers.

In the first twenty-six weeks of fiscal 2023, net sales in the commercial ingredients distribution channel increased 7.2% in dollars and decreased 2.7% in sales volume compared to the same period of fiscal 2022. The decrease in sales volume was due to a 26.7% decrease in sales volume of bulk products to other food manufacturers for the reason cited in the quarterly comparison and a decrease in sales of peanut crushing stock to peanut oil processors. These decreases were largely offset by an 8.9% increase in sales volume to foodservice customers due to new distribution at existing customers and the continued recovery in the restaurant industry from the impacts of COVID-19 restrictions.

Net sales in the contract packaging distribution channel decreased 2.6% in dollars and 11.3% in sales volume in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. The decrease in sales volume was primarily due to earlier timing for holiday shipments at a major customer in this channel.

In the first twenty-six weeks of fiscal 2023, net sales in the contract packaging distribution channel increased 13.8% in dollars and sales volume increased 2.7% compared to the first twenty-six weeks of fiscal 2022. The increase in sales volume was primarily attributable to business with a new customer.

Gross Profit

Gross profit increased by $4.3 million, or 8.2%, to $56.5 million for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. Our gross profit margin, as a percentage of net sales, was unchanged at 20.6% for both the second quarter of fiscal 2023 and fiscal 2022, primarily due to lower acquisition costs for almonds and walnuts, which were offset by inflationary cost increases, including for labor and manufacturing supplies, increased depreciation expense and a decrease in sales volume. The increase in gross profit was mainly due to a higher net sales base.

Gross profit was $107.1 million for the first twenty-six weeks of fiscal 2023 compared to $104.0 million for the first twenty-six weeks of fiscal 2022 primarily due to a higher net sales base. Our gross profit margin, as a percentage of sales, decreased to 20.3% for the first twenty-six weeks of fiscal 2023 compared to 21.7% for the first twenty-six weeks of fiscal 2022. The decrease in gross profit margin in the year to date comparison was primarily attributable to higher acquisition costs for all major tree nuts (except walnuts) and peanuts, other inflationary cost increases cited in the quarterly comparison and increased depreciation expense.

Operating Expenses

Total operating expenses for the second quarter of fiscal 2023 decreased by $1.9 million, or 5.7%, to $32.0 million. Operating expenses decreased to 11.7% of net sales for the second quarter of fiscal 2023 compared to 13.4% of net sales for the second quarter of fiscal 2022.

Selling expenses for the second quarter of fiscal 2023 were $21.8 million, a decrease of $1.7 million, or 7.4%, from the second quarter of fiscal 2022. The decrease was driven primarily by a $1.5 million decrease in advertising expense and a $0.8 million decrease in freight expense primarily due to a decrease in freight rates, which were partially offset by a $0.3 million increase in base compensation expense and $0.2 million increase in sales broker commission expense.

Administrative expenses for the second quarter of fiscal 2023 were $10.2 million compared to $10.4 million for the second quarter of fiscal 2022. The decrease was due to a $0.8 million decrease in incentive compensation expense and a $0.5 million decrease in the loss on asset disposals, which were largely offset by a $1.0 million increase in base and equity compensation expense.

Total operating expenses for the first twenty-six weeks of fiscal 2023 increased by $1.8 million, or 3.1%, to $60.3 million. Operating expenses decreased to 11.4% of net sales for the first half of fiscal 2023 compared to 12.2% of net sales for the first half of fiscal 2022.

Selling expenses for the first twenty-six weeks of fiscal 2023 were $39.8 million, a decrease of $1.5 million, or 3.6%, from the amount recorded for the first twenty-six weeks of fiscal 2022. The decrease was driven primarily by a $2.0 million decrease in advertising expense and a $1.2 million decrease in freight expense due to a decrease in freight rates. These decreases were partially offset by a $0.6 million increase in base compensation expense and a $0.5 million increase in sales broker commission expense.

Administrative expenses for the first twenty-six weeks of fiscal 2023 were $20.5 million, an increase of $1.0 million, or 5.1%, compared to the same period of fiscal 2022. The increase was primarily due to a $1.3 million increase in base and equity compensation expense and a $0.6 million increase in audit and legal expenses primarily for Acquisition-related costs, which were partially offset by a $0.6 million decrease in the loss on asset disposals.

The $2.3 million gain on sale of facility in the first half of fiscal 2022 was the result of the sale of our Garysburg, North Carolina facility.

Income from Operations

Due to the factors discussed above, income from operations was $24.5 million, or 8.9% of net sales, for the second quarter of fiscal 2023 compared to $18.3 million, or 7.2% of net sales, for the second quarter of fiscal 2022.

Due to the factors discussed above, income from operations was $46.9 million, or 8.9% of net sales, for the first twenty-six weeks of fiscal 2023 compared to $45.6 million, or 9.5% of net sales, for the first twenty-six weeks of fiscal 2022.

Interest Expense

Interest expense was $0.6 million for the second quarter of fiscal 2023 compared to $0.4 million for the second quarter of fiscal 2022. Interest expense was $1.3 million for the first twenty-six weeks of fiscal 2023 compared to $0.8 million for the first twenty-six weeks of fiscal 2022. The increase in interest expense for both the quarterly and year to date comparisons was due to higher weighted average interest rates.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.3 million for both the second quarter of fiscal 2023 and fiscal 2022. Net rental and miscellaneous expense was $0.7 million for both the first twenty-six weeks of fiscal 2023 and fiscal 2022.

Pension Expense (Excluding Service Costs)

Pension expense (excluding service costs) was $0.3 million for the second quarter of fiscal 2023 compared to $0.6 million for the second quarter of fiscal 2022. Pension expense (excluding service costs) was $0.7 million for the first twenty-six weeks of fiscal 2023 compared to $1.2 million for the first twenty-six weeks of fiscal 2022. The decrease in pension expense (excluding service costs) for both the quarterly and year to date comparisons was primarily due to a decrease in the unrecognized net loss remaining to be amortized, which was a result of a large actuarial gain in the prior fiscal year.

Income Tax Expense

Income tax expense was $6.3 million, or 27.1% of income before income taxes (the “Effective Tax Rate”), for the second quarter of fiscal 2023 compared to $3.7 million, or 21.6% of income before income taxes, for the second quarter of fiscal 2022. For the first twenty-six weeks of fiscal 2023, income tax expense was $11.7 million, or 26.6% of income before income taxes, compared to $10.4 million, or 24.3% of income before income taxes, for the comparable period last year. The increase in the Effective Tax Rate for both the quarterly and twenty-six week periods is mainly due to the favorable impact of $0.7 million of discrete tax benefits from share-based compensation recognized in the second quarter of fiscal 2022 that did not reoccur in the current quarter.

Net Income

Net income was $16.9 million, or $1.46 per common share basic and $1.45 per common share diluted, for the second quarter of fiscal 2023, compared to $13.2 million, or $1.15 per common share basic and $1.14 per common share diluted, for the second quarter of fiscal 2022.

Net income was $32.5 million, or $2.81 per common share basic and $2.79 per common share diluted, for the first twenty-six weeks of fiscal 2023, compared to net income of $32.5 million, or $2.82 per common share basic and $2.81 per common share diluted, for the first twenty-six weeks of fiscal 2022.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Long-Range Plan through growing our branded and private label programs and repay indebtedness, including amounts payable under the Retirement Plan. Also, various uncertainties, including cost uncertainties, could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products, increase consumer insight capabilities and promotional efforts, reinvest in the Company through capital expenditures, develop new products, pay cash dividends, consummate strategic investments and business acquisitions, such as the Acquisition, and explore other growth strategies outlined in our Long-Range Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first half of fiscal 2023 and 2022, respectively (dollars in thousands):

	December 29, 2022	December 23, 2021	$ Change
Operating activities	$70,952	$15,820	$55,132
Investing activities	(14,976)	(5,889)	(9,087)
Financing activities	(55,771)	(9,576)	(46,195)

Net increase in cash	$205	$355	$(150)

Operating Activities Net cash provided by operating activities was $71.0 million for the first twenty-six weeks of fiscal 2023 compared to $15.8 million for the comparative period of fiscal 2022. The increase in operating cash flow was primarily due to a decreased use of working capital for inventory compared to the first twenty-six weeks of fiscal 2022 as a result of decreasing commodity acquisition costs.

Total inventories were $173.1 million at December 29, 2022, a decrease of $31.8 million, or 15.5%, from the inventory balance at June 30, 2022, and a decrease of $5.7 million, or 3.2%, from the inventory balance at December 23, 2021. The decrease in inventories at December 29, 2022 compared to June 30, 2022 was primarily due to lower commodity acquisition costs for all major tree nuts and lower quantities of pecans and finished goods on hand, which were partially offset by higher quantities of walnuts, cashews and other raw materials on hand. The decrease in inventories at December 29, 2022 compared to December 23, 2021 were primarily due to lower commodity acquisition costs for all major tree nuts and lower quantities of finished goods and pecans on hand, which were partially offset by higher quantities of cashews, other raw materials, work-in-process and farmer stock peanuts.

Raw nut and dried fruit input stocks, some of which are classified as work-in-process, increased by 7.4 million pounds, or 15.0%, at December 29, 2022 compared to December 23, 2021 due to higher quantities of farmer stock peanuts, inshell walnuts and cashews on hand, partially offset by lower quantities of inshell pecans. The weighted average cost per pound of raw nut input stocks on hand at the end of the second quarter of fiscal 2023 decreased 24.2% compared to the end of the second quarter of fiscal 2022 primarily due to lower commodity acquisition costs for all major tree nuts.

Investing Activities Cash used in investing activities was $15.0 million during the first twenty-six weeks of fiscal 2023 compared to $5.9 million for the same period last year. The increase in cash used in investing activities was partially attributable to the $3.9 million of net proceeds received from the disposition of the Garysburg, North Carolina facility, which occurred in the first quarter of fiscal 2022 and did not recur in the current fiscal year. The $3.5 million purchase price for the acquisition of the Just the Cheese brand also contributed to the increase. Capital asset purchases were $11.4 million during the first half of fiscal 2023 compared to $9.5 million for the first half of fiscal 2022. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2023 to be approximately $18.0 to 20.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used in financing activities was $55.8 million during the first twenty-six weeks of fiscal 2023 compared to $9.6 million for the same period last year. Net repayments under our Credit Facility were $17.6 million during the first half of fiscal 2023 compared to net borrowings of $27.2 million for the first half of fiscal 2022. The decrease in credit facility borrowings was primarily due to decreasing commodity acquisition costs. Dividends paid in the first half of fiscal 2023 were approximately $3.0 million higher than dividends paid in the same period last year.

Real Estate Matters

In August 2008, we completed the consolidation of our Chicago-based facilities into our Elgin headquarters (“Elgin Site”). The Elgin Site includes both an office building and a warehouse. We are currently attempting to find additional tenants for the available space in the office building at the Elgin Site. Until additional tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 69% of the rentable area in the office building is currently vacant. Approximately 29% of the rentable area has not been built-out. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures will likely be necessary to lease the remaining space.

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

Credit Facility

At our election, borrowings under the Credit Facility currently accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under the borrowing base calculation, ranging from 0.25% to 0.75% or (ii) a rate based upon the London interbank offered rate plus an applicable margin based upon the borrowing base calculation, ranging from 1.25% to 1.75%.

At December 29, 2022, the weighted average interest rate for the Credit Facility was 6.3%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of December 29, 2022, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At December 29, 2022, we had $90.5 million of available credit under the Credit Facility. If this entire amount were borrowed at December 29, 2022, we would still be in compliance with all restrictive covenants under the Credit Facility.

Mortgage Facility

The Mortgage Facility matures on March 1, 2023, and the remaining balance of $0.9 million will be paid in full during our fiscal 2023 third quarter. On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum. Monthly principal payments on the Mortgage Facility in the amount of $0.3 million commenced on June 1, 2008.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of December 29, 2022, $8.1 million of the debt obligation was outstanding.

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

FORWARD LOOKING STATEMENTS

Some of the statements in this report are forward-looking. These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) sales activity for the Company’s products, such as a decline in sales to one or more key customers (of branded products, private label products or otherwise), or to customers generally, in some or all channels, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (ii) changes in the availability and costs of raw materials and ingredients and the impact of fixed price commitments with customers; (iii) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (v) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures, including competition in the recipe nut category; (vi) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (vii) the ability of the Company to control costs (including inflationary costs) and manage shortages in areas such as inputs, transportation and labor; (viii) uncertainty in economic conditions, including the potential for inflation or economic downturn; (ix) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control; (x) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xi) losses due to significant disruptions at any of our production or processing facilities or employee unavailability due to labor shortages, illness or quarantine; (xii) the ability to implement our Long-Range Plan, including growing our branded and private brand product sales, diversifying our product offerings and expanding into alternative sales channels; (xiii) technology disruptions or failures or the occurrence of cybersecurity incidents or breaches; (xiv) the inability to protect the Company’s brand value, intellectual property or avoid intellectual property disputes; (xv) our ability to manage the impacts of changing weather patterns on raw material availability due to climate change; and (xvi) the ability of the Company to respond to or manage the outbreak of COVID-19 or other infectious diseases and the various implications thereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I—Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 29, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2022, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 29, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 12 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 30, 2022 during the second quarter of fiscal 2023.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 6. Exhibits

The exhibits filed herewith are listed in the exhibit index below.

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015)

*10.1	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003)

*10.2	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004)

*10.3	Restated Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007)

*10.4	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.01 to the Form 8-K filed on May 5, 2009)

*10.5	2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014)

*10.6	Amendment No. 1 to the 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016)

*10.7	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2021, 2022 and 2023 awards cycle) (incorporated by reference from Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015)

Exhibit No.	Description

*10.8	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2021 and 2022 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

*10.9	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2021, 2022 and 2023 awards cycle) (incorporated by reference from Exhibit 10.10 to the Form 10-Q for the quarter ended December 24, 2020)

*10.10	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2023 awards cycle)

*10.11	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015 (incorporated by reference from Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015)

10.12	Amended and restated Credit Agreement dated as of March 5, 2020, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 11, 2020)

10.13	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003 (incorporated by reference from Exhibit 10.34 to the Form 10-Q for the quarter ended December 25, 2003)

10.14	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003 (incorporated by reference from Exhibit 10.46 to the Form 10-Q for the quarter ended March 25, 2004)

10.15	Split-Dollar Insurance Agreement Notice of Termination and Purchase Agreement, by and among John B. Sanfilippo & Son, Inc., John E. Sanfilippo, on behalf of and as sole trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990 and Marian R. Sanfilippo, dated December 24, 2021. (incorporated by reference from Exhibit 10.15 to the Form 10-Q for the quarter ended March 24, 2022)

Exhibit No.	Description

10.16	Amendment No. 1 to the Split-Dollar Insurance Agreement Notice of Termination and Purchase Agreement, by and among John B. Sanfilippo & Son, Inc., John E. Sanfilippo, on behalf of and as sole trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990 and Marian R. Sanfilippo, dated February 21, 2022. (incorporated by reference from Exhibit 10.16 to the Form 10-Q for the quarter ended March 24, 2022)

*10.17	Executive Transition Agreement, dated November 3, 2021, by and between John B. Sanfilippo & Son, Inc. and Christopher Gardier

*10.18	Nonqualified Deferred Compensation Plan Adoption Agreement of the Company dated as of November 22, 2022

*10.19	John B. Sanfilippo & Son, Inc. Nonqualified Deferred Compensation Plan dated as of November 22, 2022

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Frank S. Pellegrino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Frank S. Pellegrino pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	Inline eXtensible Business Reporting Language (XBRL) Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 1, 2023.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ FRANK S. PELLEGRINO
Frank S. Pellegrino
Chief Financial Officer, Executive Vice President, Finance and Administration