Form 10-Q
period 2023-03-30
SANFILIPPO JOHN B & SON INC
filed 2023-05-02
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-19681

JOHN B. SANFILIPPO & SON, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-2419677
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1703 North Randall Road Elgin, Illinois	60123-7820
(Address of principal executive offices)	(Zip Code)

(847) 289-1800

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	JBSS	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 28, 2023, 8,958,426 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

For the Quarter Ended March 30, 2023

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 30, 2023	March 24, 2022	March 30, 2023	March 24, 2022
Net sales	$238,535	$218,584	$765,464	$698,120
Cost of sales	188,767	179,175	608,551	554,678
Gross profit	49,768	39,409	156,913	143,442
Operating expenses:
Selling expenses	18,109	15,584	57,921	56,896
Administrative expenses	9,841	6,401	30,296	25,871
Gain on sale of facility, net	—	—	—	(2,349)
Total operating expenses	27,950	21,985	88,217	80,418
Income from operations	21,818	17,424	68,696	63,024
Other expense:
Interest expense including $186, $199, $568 and $591 to related parties	552	531	1,828	1,322
Rental and miscellaneous expense, net	371	403	1,084	1,074
Pension expense (excluding service costs)	349	618	1,046	1,855
Total other expense, net	1,272	1,552	3,958	4,251
Income before income taxes	20,546	15,872	64,738	58,773
Income tax expense	4,814	3,995	16,554	14,400
Net income	$15,732	$11,877	$48,184	$44,373
Other comprehensive income:
Amortization of actuarial loss included in net periodic pension cost	7	363	21	1,091
Income tax expense related to pension adjustments	(2)	(94)	(5)	(284)
Other comprehensive income, net of tax	5	269	16	807
Comprehensive income	$15,737	$12,146	$48,200	$45,180
Net income per common share-basic	$1.36	$1.03	$4.16	$3.85
Net income per common share-diluted	$1.35	$1.02	$4.14	$3.83

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	March 30, 2023	June 30, 2022	March 24, 2022
ASSETS
CURRENT ASSETS:
Cash	$365	$415	$667
Accounts receivable, less allowance for doubtful accounts of $305, $267 and $280	74,534	69,611	68,704
Inventories	190,351	204,855	211,127
Prepaid expenses and other current assets	9,325	8,283	7,653
TOTAL CURRENT ASSETS	274,575	283,164	288,151
PROPERTY, PLANT AND EQUIPMENT:
Land	9,150	9,150	9,150
Buildings	102,840	102,810	102,810
Machinery and equipment	259,289	245,111	230,842
Furniture and leasehold improvements	5,275	5,296	5,296
Vehicles	719	614	614
Construction in progress	8,210	6,471	18,077
	385,483	369,452	366,789
Less: Accumulated depreciation	263,718	252,371	249,358
	121,765	117,081	117,431
Rental investment property, less accumulated depreciation of $14,238, $13,632 and $13,431	14,885	15,491	15,692
TOTAL PROPERTY, PLANT AND EQUIPMENT	136,650	132,572	133,123

Intangible assets, net	7,100	8,065	8,509
Life insurance and other assets	6,029	8,272	6,472
Deferred income taxes	2,374	3,236	5,104
Goodwill	11,750	9,650	9,650
Operating lease right-of-use assets	6,582	2,303	2,570
TOTAL ASSETS	$445,060	$447,262	$453,579

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	March 30, 2023	June 30, 2022	March 24, 2022
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$27,825	$40,439	$65,863
Current maturities of long-term debt, net, including related party debt of $657, $614 and $600	657	3,149	3,961
Accounts payable	42,264	47,720	48,918
Bank overdraft	458	214	1,314
Accrued payroll and related benefits	17,061	18,888	12,646
Other accrued expenses	14,493	12,352	13,113
TOTAL CURRENT LIABILITIES	102,758	122,762	145,815

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, net, including related party debt of $7,276, $7,774 and $7,933	7,276	7,774	7,933
Retirement plan	29,471	28,886	35,935
Long-term operating lease liabilities, net of current portion	4,905	1,076	1,241
Other	8,332	7,943	7,876
TOTAL LONG-TERM LIABILITIES	49,984	45,679	52,985
TOTAL LIABILITIES	152,742	168,441	198,800

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 9,076,326, 9,047,359 and 9,046,420 shares issued	91	90	90
Capital in excess of par value	131,649	128,800	127,910
Retained earnings	164,220	153,589	136,175
Accumulated other comprehensive loss	(2,464)	(2,480)	(8,218)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)
TOTAL STOCKHOLDERS’ EQUITY	292,318	278,821	254,779
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$445,060	$447,262	$453,579

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share amounts)

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Loss	Stock	Total
Balance, June 30, 2022	2,597,426	$26	9,047,359	$90	$128,800	$153,589	$(2,480)	$(1,204)	$278,821
Net income						15,545			15,545
Cash dividends ($2.25 per share)						(25,981)			(25,981)
Pension liability amortization, net of income tax expense of $1							6		6
Stock-based compensation expense					772				772
Balance, September 29, 2022	2,597,426	$26	9,047,359	$90	$129,572	$143,153	$(2,474)	$(1,204)	$269,163
Net income						16,907			16,907
Cash dividends ($1.00 per share)						(11,572)			(11,572)
Pension liability amortization, net of income tax expense of $2							5		5
Equity award exercises, net of shares withheld for employee taxes			24,709	1	(356)				(355)
Stock-based compensation expense					1,515				1,515
Balance, December 29, 2022	2,597,426	$26	9,072,068	$91	$130,731	$148,488	$(2,469)	$(1,204)	$275,663
Net income						15,732			15,732
Pension liability amortization, net of income tax expense of $2							5		5
Equity award exercises, net of shares withheld for employee taxes			4,258	—	(23)				(23)
Stock-based compensation expense					941				941
Balance, March 30, 2023	2,597,426	$26	9,076,326	$91	$131,649	$164,220	$(2,464)	$(1,204)	$292,318

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Loss	Stock	Total
Balance, June 24, 2021	2,597,426	$26	8,988,812	$90	$126,271	$126,336	$(9,025)	$(1,204)	$242,494
Net income						19,249			19,249
Cash dividends ($3.00 per share)						(34,534)			(34,534)
Pension liability amortization, net of income tax expense of $95							269		269
Equity award exercises, net of shares withheld for employee taxes			1,168	—	(16)				(16)
Stock-based compensation expense					703				703
Balance, September 23, 2021	2,597,426	$26	8,989,980	$90	$126,958	$111,051	$(8,756)	$(1,204)	$228,165
Net income						13,247			13,247
Pension liability amortization, net of income tax expense of $95							269		269
Equity award exercises, net of shares withheld for employee taxes			54,980	—	(946)				(946)
Stock-based compensation expense					1,068				1,068
Balance, December 23, 2021	2,597,426	$26	9,044,960	$90	$127,080	$124,298	$(8,487)	$(1,204)	$241,803
Net income						11,877			11,877
Pension liability amortization, net of income tax expense of $94							269		269
Equity award exercises, net of shares withheld for employee taxes			1,460	—	(48)				(48)
Stock-based compensation expense					878				878
Balance, March 24, 2022	2,597,426	$26	9,046,420	$90	$127,910	$136,175	$(8,218)	$(1,204)	$254,779

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Thirty-Nine Weeks Ended
	March 30, 2023	March 24, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,184	$44,373
Depreciation and amortization	15,323	13,619
Loss (gain) on disposition of assets, net	47	(1,754)
Deferred income tax expense	862	983
Stock-based compensation expense	3,228	2,649
Change in assets and liabilities:
Accounts receivable, net	(4,923)	(2,370)
Inventories	14,744	(63,129)
Prepaid expenses and other current assets	535	915
Accounts payable	(5,285)	1,767
Accrued expenses	1,312	(10,046)
Income taxes payable	(2,575)	(1,917)
Other long-term assets and liabilities	335	532
Other, net	602	1,823
Net cash provided by (used in) operating activities	72,389	(12,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,586)	(12,836)
Acquisition of Just the Cheese brand	(3,500)	—
Proceeds from disposition of assets, net	—	3,950
Proceeds from the sale of life insurance policies	—	3,225
Other, net	(56)	(827)
Net cash used in investing activities	(19,142)	(6,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term (repayments) borrowings	(12,614)	57,210
Principal payments on long-term debt	(2,995)	(2,849)
Increase in bank overdraft	244	221
Dividends paid	(37,553)	(34,534)
Taxes paid related to net share settlement of equity awards	(379)	(1,010)
Net cash (used in) provided by financing activities	(53,297)	19,038

NET DECREASE IN CASH	(50)	(5)
Cash, beginning of period	415	672
Cash, end of period	$365	$667

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
•
References herein to the third quarter of fiscal 2023 and fiscal 2022 are to the quarters ended March 30, 2023 and March 24, 2022, respectively.
•
References herein to the first three quarters or first thirty-nine weeks of fiscal 2023 and fiscal 2022 are to the thirty-nine weeks ended March 30, 2023 and March 24, 2022, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names and under a variety of private brands. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, nutrition bars, snack bites, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks and other sesame snack products under our brand names and under private brands. In addition, with our acquisition of the Just the Cheese brand, we have expanded our product offerings to include baked cheese snack products on a branded and private label basis. Our products are sold through three primary distribution channels, including food retailers in the consumer channel, commercial ingredient users and contract packaging customers.

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

Note 2 – Acquisition of Just the Cheese Brand

On December 16, 2022, we completed the acquisition of certain assets (the “Acquisition”) of Specialty Cheese Company, Inc. The acquired assets are primarily related to the manufacturing and sale of baked cheese snack products, including those products sold under the Just the Cheese brand, all finished goods inventory and intangible assets. At the time of the closing of the Acquisition, the full purchase price of $3,500 was paid in cash and funded from our Credit Facility (as defined below). Just the Cheese is one of the nation’s leading baked cheese snacking brands and offers 100% real cheese snack bars and cheese crisps. The Acquisition will provide us with a product that expands our portfolio into new snacking categories and is anticipated to accelerate growth with our private brand and food service customers. The Acquisition has been accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations”.

The final purchase price allocation was completed during the third quarter of fiscal 2023 which resulted in immaterial changes to fixed assets and customer relationships. The total purchase price of $3,500 has been allocated to the fair values of the assets acquired as follows:

Inventories	$240
Fixed assets	800
Identifiable intangible assets:
Customer relationships	250
Brand names	80
Non-compete agreement	30
Goodwill	2,100
Total purchase price	$3,500

The customer relationship assets represent the value of the long-term strategic relationship with significant customers who purchase Just the Cheese brand products. The brand name asset represents the value of the established Just the Cheese brand name.

Goodwill, which is expected to be deductible for tax purposes, arises from intangible assets that do not qualify for separate recognition and expected synergies from combining the operations related to the Just the Cheese brand with those of the Company. There were no material contingencies recognized or unrecognized associated with the Acquisition.

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

Revenue recognition is generally completed at a point in time when product control is transferred to the customer. For virtually all of our revenues, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms. This allows the customer to then direct the use and obtain substantially all of the remaining benefits from the asset at that point in time. Therefore, the timing of our revenue recognition requires little judgment.

Variable Consideration

Some of our products are sold through specific incentive programs including, but not limited to, promotional allowances, volume and customer rebates, in-store display incentives and marketing allowances to consumer and some commercial ingredient customers. The ultimate cost of these programs is dependent on certain factors such as actual purchase volumes or customer activities and is dependent on significant management judgment when determining estimates. The Company accounts for these programs as variable consideration and recognizes a reduction in revenue (and a corresponding reduction in the transaction price) in the same period as the underlying program based upon the terms of the specific arrangements.

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

We generally use the most likely amount method to determine the variable consideration. We believe there will not be significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. The Company reviews and updates its estimates and related accruals of variable consideration and trade promotions at least quarterly based on the terms of the agreements and historical experience. Any uncertainties in the ultimate resolution of variable consideration due to factors outside of the Company’s influence are typically resolved within a short timeframe. Therefore, no additional constraint on the variable consideration is required.

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

Disaggregation of Revenue

Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Distribution Channel	March 30, 2023	March 24, 2022	March 30, 2023	March 24, 2022
Consumer	$185,128	$173,648	$606,188	$556,888
Commercial Ingredients	30,901	25,514	90,827	81,426
Contract Packaging	22,506	19,422	68,449	59,806
Total	$238,535	$218,584	$765,464	$698,120

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

It is our accounting policy to not apply lease recognition requirements to short term leases, which are defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. We have also made the policy election to not separate lease and non-lease components for all leases.

The following table provides supplemental information related to operating lease right-of-use assets and liabilities:

	March 30, 2023	June 30, 2022	March 24, 2022	Affected Line Item in Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$6,582	$2,303	$2,570	Operating lease right-of-use assets
Total lease right-of-use assets	$6,582	$2,303	$2,570

Liabilities
Current:
Operating leases	$1,752	$1,258	$1,355	Other accrued expenses
Noncurrent:
Operating leases	4,905	1,076	1,241	Long-term operating lease liabilities
Total lease liabilities	$6,657	$2,334	$2,596

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 30, 2023	March 24, 2022	March 30, 2023	March 24, 2022
Operating lease costs (a)	$529	$470	$1,544	$1,384
Variable lease costs (b)	74	15	189	51
Total lease cost	$603	$485	$1,733	$1,435

(a)
Includes short-term leases which are immaterial.
(b)
Variable lease costs consist of sales tax and lease overtime charges.

Supplemental cash flow and other information related to leases was as follows:

	For the Thirty-Nine Weeks Ended
	March 30, 2023	March 24, 2022
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$1,249	$1,199

Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$5,458	$167

	March 30, 2023	June 30, 2022	March 24, 2022
Weighted average remaining lease term (in years)	4.6	2.3	2.4
Weighted average discount rate	6.6%	4.3%	4.2%

Maturities of operating lease liabilities as of March 30, 2023 are as follows:

Fiscal year ending
June 29, 2023 (excluding the thirty-nine weeks ended March 30, 2023)	$636
June 27, 2024	1,918
June 26, 2025	1,541
June 25, 2026	1,347
June 24, 2027	1,158
June 29, 2028	1,000
Thereafter	139
Total lease payment	7,739
Less imputed interest	(1,082)
Present value of operating lease liabilities	$6,657

At March 30, 2023, the Company had an immaterial amount of leases that had not yet commenced.

Lessor Accounting

We lease office space in our four-story office building located in Elgin, Illinois. As a lessor, we retain substantially all of the risks and benefits of ownership of the investment property and under Topic 842: Leases we continue to account for all of our leases as operating leases. Lease agreements may include options to renew. We accrue fixed lease income on a straight‑line basis over the terms of the leases. There is generally no variable lease consideration and an immaterial amount of non-lease components such as recurring utility and storage fees. Leases between related parties are immaterial.

Leasing revenue is as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 30, 2023	March 24, 2022	March 30, 2023	March 24, 2022
Lease income related to lease payments	$419	$402	$1,224	$1,220

The future minimum, undiscounted fixed cash flows under non-cancelable tenant operating leases for each of the next five years are as follows:

Fiscal Year Ending
June 29, 2023 (excluding the thirty-nine weeks ended March 30, 2023)	$465
June 27, 2024	1,869
June 26, 2025	1,282
June 25, 2026	697
June 24, 2027	614
June 29, 2028	—
$4,927

Note 5 – Inventories

Inventories consist of the following:

	March 30, 2023	June 30, 2022	March 24, 2022
Raw material and supplies	$90,110	$77,558	$104,810
Work-in-process and finished goods	100,241	127,297	106,317
Total	$190,351	$204,855	$211,127

Note 6 – Goodwill and Intangible Assets

Identifiable intangible assets that are subject to amortization consist of the following:

	March 30, 2023	June 30, 2022	March 24, 2022
Customer relationships	$21,350	$21,100	$21,100
Brand names	17,070	16,990	16,990
Non-compete agreement	300	270	270
	38,720	38,360	38,360
Less accumulated amortization:
Customer relationships	(19,572)	(18,795)	(18,537)
Brand names	(11,776)	(11,252)	(11,080)
Non-compete agreement	(272)	(248)	(234)
	(31,620)	(30,295)	(29,851)
Net intangible assets	$7,100	$8,065	$8,509

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the Squirrel Brand, Southern Style Nuts and Just the Cheese brand names.

Total amortization expense related to intangible assets, which is classified in administrative expense in the Consolidated Statement of Comprehensive Income, was $441 and $1,325 for the quarter and thirty-nine weeks ended March 30, 2023, respectively. Amortization expense for the remainder of fiscal 2023 is expected to be approximately $442 and expected amortization expense the next five fiscal years is as follows:

Fiscal Year Ending
June 27, 2024	$1,565
June 26, 2025	1,213
June 25, 2026	880
June 24, 2027	706
June 29, 2028	528

The intangibles related to the Just the Cheese brand acquisition, which are reflected in the above table, and the expected amortization expense are based on the final valuation report with respect to such intangible assets.

Our net goodwill at March 30, 2023 was comprised of $9,650 from the Squirrel Brand acquisition completed in the second quarter of fiscal 2018 and $2,100 from the Just the Cheese brand acquisition completed in the second quarter of fiscal 2023. The changes in the carrying amount of goodwill since June 25, 2021 are as follows:

Gross goodwill balance at June 25, 2021	$18,416
Accumulated impairment losses	(8,766)
Net balance at June 25, 2021	9,650
Goodwill acquired during the period	2,100
Net balance at March 30, 2023	$11,750

Note 7 – Credit Facility

Our Amended and Restated Credit Agreement dated March 5, 2020 provides for a $117,500 senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by substantially all our assets other than machinery and equipment, real property and fixtures.

At March 30, 2023, we had $85,485 of available credit under the Credit Facility which reflects borrowings of $27,825 and reduced availability as a result of $4,190 in outstanding letters of credit. As of March 30, 2023, we were in compliance with all financial covenants under the Credit Facility.

Note 8 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 30, 2023	March 24, 2022	March 30, 2023	March 24, 2022
Weighted average number of shares outstanding – basic	11,592,362	11,548,554	11,570,954	11,533,338
Effect of dilutive securities:
Restricted stock units	63,832	53,412	61,702	55,745
Weighted average number of shares outstanding – diluted	11,656,194	11,601,966	11,632,656	11,589,083

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for any periods presented.

Note 9 – Stock-Based Compensation Plans

The following is a summary of restricted stock unit ("RSU") activity for the first thirty-nine weeks of fiscal 2023:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2022	142,239	$70.42
Granted	64,351	$74.11
Vested (a)	(33,607)	$88.62
Forfeited	(3,024)	$72.19
Outstanding at March 30, 2023	169,959	$68.19

(a)
The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.

At March 30, 2023, there were 38,490 RSUs outstanding that were vested but deferred.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 30, 2023	March 24, 2022	March 30, 2023	March 24, 2022
Stock-based compensation expense	$941	$878	$3,228	$2,649

As of March 30, 2023, there was $5,539 of total unrecognized compensation expense related to non-vested RSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.6 years.

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

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 30, 2023	March 24, 2022	March 30, 2023	March 24, 2022
Service cost	$200	$248	$601	$743
Interest cost	342	255	1,025	764
Amortization of loss	7	363	21	1,091
Net periodic benefit cost	$549	$866	$1,647	$2,598

The components of net periodic benefit cost other than the service cost component are included in the line item “Pension expense (excluding service costs)” in the Consolidated Statements of Comprehensive Income.

Note 11 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the thirty-nine weeks ended March 30, 2023 and March 24, 2022. These changes are all related to our defined benefit pension plan.

	For the Thirty-Nine Weeks Ended
Changes to AOCL (a)	March 30, 2023	March 24, 2022
Balance at beginning of period	$(2,480)	$(9,025)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	21	1,091
Tax effect	(5)	(284)
Net current-period other comprehensive income	16	807
Balance at end of period	$(2,464)	$(8,218)

(a)
Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter and thirty-nine weeks ended March 30, 2023 and March 24, 2022 were as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended		Affected Line Item in the Consolidated
Reclassifications from AOCL to Earnings (b)	March 30, 2023	March 24, 2022	March 30, 2023	March 24, 2022	Statements of Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized net loss	$(7)	$(363)	$(21)	$(1,091)	Pension expense (excluding service costs)
Tax effect	2	94	5	284	Income tax expense
Amortization of defined pension items, net of tax	$(5)	$(269)	$(16)	$(807)

(b)
Amounts in parenthesis indicate debits to expense. See Note 10 – “Retirement Plan” above for additional details.

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	March 30, 2023	June 30, 2022	March 24, 2022
Carrying value of current and long-term debt:	$7,933	$10,927	$11,901
Fair value of current and long-term debt:	6,865	11,179	12,669

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

Note 16 – Subsequent Event

On May 2, 2023, our Board of Directors declared a special cash dividend of $1.50 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “May 2023 Dividends”). The May 2023 Dividends will be paid on June 22, 2023 to stockholders of record as of the close of business on June 1, 2023.

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
•
References herein to the third quarter of fiscal 2023 and fiscal 2022 are to the quarters ended March 30, 2023 and March 24, 2022, respectively.
•
References herein to the first three quarters or first thirty-nine weeks of fiscal 2023 and fiscal 2022 are to the thirty-nine weeks ended March 30, 2023 and March 24, 2022, respectively.

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names and under a variety of private brands. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, nutrition bars, snack bites, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks and other sesame snack products under our brand names and under private brands. In addition, with our acquisition of the Just the Cheese brand, we have expanded our product offerings to include baked cheese snack products on a branded and private label basis. We distribute our products in the consumer, commercial ingredients and contract packaging distribution channels.

During fiscal 2022, we created a Long-Range Plan to define our future growth priorities. Our Long-Range Plan focuses on growing our non-branded business across key customers, as well as transforming Fisher, Orchard Valley Harvest and Squirrel Brand into leading brands while increasing distribution and diversifying our portfolio into high growth snacking segments. We plan to execute on our Long-Range Plan by providing our non-branded customers with value-added solutions based on our extensive industry and consumer expertise with innovative products such as our newly developed product line of private brand nutrition bars which were introduced during the current third quarter. We will grow our branded business by reaching new consumers via product expansion and packaging innovation, expanding distribution across current and alternative channels, diversifying our product offerings and focusing on new ways for consumers to buy our products, including sales via e-commerce platforms. This Long-Range Plan also contemplates increasing our sales through product innovation and targeted, opportunistic acquisitions, such as the acquisition of the Just the Cheese brand completed during the second quarter of fiscal 2023.

We will continue to focus our promotional and advertising activity to invest in our brands to achieve growth. We intend to execute an omnichannel approach to win in key categories including recipe nuts, snack nuts, trail mix and other snacking categories. We continue to see e-commerce growth across our branded portfolio and anticipate taking various actions with the goal of accelerating that growth across a variety of established and emerging platforms. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base for branded and private label products. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

We face a number of challenges in the future, which include the impacts of ongoing inflation in food and other input prices, rising interest rates that reduce economic growth, potential for economic downturn in the markets in which we operate and continued supply chain challenges. We have also experienced a tightening in the labor market for those employed at our production facilities, which has led to increased labor costs.

Inflation and Consumer Trends

We face changing industry trends as consumers' purchasing preferences evolve. Due to significant inflation, including higher commodity acquisition costs in fiscal 2022, we have seen higher selling prices at retail. With higher prices across our categories and the broader food market, and also due to any actual or potential economic downturn, consumers may purchase fewer snack products. We have seen this through the decline in the recipe and snack nut categories during the current fiscal year, as consumers shift their preferences to private brands or lower priced nuts or purchase snack products outside the nut and trail mix category. With the inflationary environment, we are also seeing signs of consumers shifting to more value-focused retailers, such as mass merchandising retailers, club stores and dollar stores, not all of which we distribute or sell to.

Supply Chain and Transportation

In recent quarters, we have faced challenges with shortages and cost increases for shipping pallets, packaging, imported ingredients, transportation and shipping availability. The conflict in Ukraine has further exacerbated supply chain disruptions, especially related to sunflower oil used in roasting nut products and sunflower lecithin used in many confectionery ingredients. Global supply is improving but is reliant on continued Ukraine shipments. We have been able to temporarily mitigate our risk for these ingredients by working with customers and suppliers to secure additional sourcing or reformulate products. Overall packaging costs appear to be leveling off but remain well above historical levels. In addition, we are seeing some relief in select ingredient categories with reformulations and substitutions, but lead-times remain long compared to historical lead-times.

We have also experienced supply chain issues related to a shortage in capacity in the transportation industry. This tightening in transportation capacity began to ease during the third quarter of fiscal 2022 and has continued to ease into fiscal 2023 due to inflationary costs decreasing demand in the freight market. Although we have seen stabilization in truckload capacity and volume at U.S. ports and improvements with driver hiring, there are still warehouse and dock staff shortages and fuel and energy concerns due to continued unrest abroad coupled with persistent inflation. Fuel prices that were at record highs during spring and summer 2022 have begun to decrease, yet still remain volatile. While there are indicators of transportation cost improvement, and despite our mitigation of some of the transportation shortages and maintaining high service levels, we may continue to face an unpredictable transportation environment. There is no guarantee that our mitigation strategies will continue to be effective, that any transportation capacity easing will continue or that transportation prices will return to more normalized levels.

These shortages and related challenges have impacted our operations and resulted in increased expenses and manufacturing inefficiencies that have negatively impacted (and may continue to impact) our net income. We anticipate pricing relief in some of these areas in the coming quarters, if and as shortages decrease and supply chains normalize; however, we expect that some costs may remain elevated or unpredictable for a longer period of time, particularly as the conflict in Ukraine continues.

We are working, and will continue to work, with our vendors, customers and suppliers to source additional raw materials and packaging supplies and to remain flexible in obtaining the transportation and labor services we need. If these shortages and other supply chain issues continue to create a challenge in securing adequate supplies to fulfill customer orders, or we cannot obtain the transportation and labor services needed, such shortages and supply chain issues could have an unfavorable impact on net sales and our operations during the remainder of fiscal year 2023 and into fiscal 2024. Additionally, as costs increase due to these issues or due to overall inflationary pressures, there is an additional risk of not being able to pass (in part or in full) such potential cost increases onto our customers or in a timely manner. If we cannot align costs with prices for our products, our operating performance could be adversely impacted.

QUARTERLY HIGHLIGHTS

Our net sales of $238.5 million for the third quarter of fiscal 2023 increased 9.1% from our net sales of $218.6 million for the third quarter of fiscal 2022. Net sales for the first thirty-nine weeks of fiscal 2023 increased by $67.3 million, or 9.6%, to $765.5 million compared to the first thirty-nine weeks of fiscal 2022.

Sales volume, measured as pounds sold to customers, increased 5.0% for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. Sales volume for the first thirty-nine weeks of fiscal 2023 increased 0.8% compared to the first thirty-nine weeks of fiscal 2022.

Gross profit increased by $10.4 million, and our gross profit margin, as a percentage of net sales, increased to 20.9% for the third quarter of fiscal 2023 compared to 18.0% for the third quarter of fiscal 2022. Gross profit increased $13.5 million, and our gross profit margin was unchanged at 20.5% for both the first thirty-nine weeks of fiscal 2023 and fiscal 2022.

Total operating expenses for the third quarter of fiscal 2023 increased by $6.0 million, or 27.1%, compared to the third quarter of fiscal 2022. As a percentage of net sales, total operating expenses in the third quarter of fiscal 2023 increased to 11.7% from 10.1% for the third quarter of fiscal 2022. For the first thirty-nine weeks of fiscal 2023, total operating expenses increased $7.8 million, and total operating expenses as a percentage of net sales was unchanged at 11.5% compared to the first thirty-nine weeks of fiscal 2022.

The total value of inventories on hand at the end of the third quarter of fiscal 2023 decreased $20.8 million, or 9.8%, in comparison to the total value of inventories on hand at the end of the third quarter of fiscal 2022.

We have seen acquisition costs for all major tree nuts decrease and acquisition costs for peanuts increase modestly in the 2022 crop year (which falls into our current 2023 fiscal year). We completed procurement of inshell walnuts during the first half of fiscal 2022, and the final total payments due to our walnut growers were determined in the current quarter. The final prices paid, and remaining to be paid to the walnut growers, were based upon current market prices and other factors, such as crop size and export demand. A large majority of payments to walnut growers were completed in the third quarter of fiscal 2023. Remaining amounts to be paid to walnut growers as of March 30, 2023 are final and are not subject to revision. We increased our walnut grower liability by approximately $1.2 million during the third quarter of fiscal 2023, as the final payments due to walnut growers are slightly more than the amounts estimated at the end of the second quarter. This increase is insignificant compared to our total inshell walnut procurement costs for the year, and the portion of the adjustment to cost of sales was immaterial to our results of operations.

RESULTS OF OPERATIONS

Net Sales

Our net sales increased 9.1% to $238.5 million in the third quarter of fiscal 2023 compared to net sales of $218.6 million for the third quarter of fiscal 2022. The increase in net sales was attributable to a 5.0% increase in sales volume, which is defined as pounds sold to customers, and a 3.9% increase in the weighted average sales price per pound. The increase in the weighted average selling price per pound was mainly due to the normalization of selling prices with tree nut acquisition costs, as well as higher commodity acquisition costs for peanuts and dried fruit. The increase in sales volume was primarily driven by increased sales of peanut butter.

For the first thirty-nine weeks of fiscal 2023 our net sales were $765.5 million, an increase of $67.3 million, or 9.6%, compared to the same period of fiscal 2022. The increase in net sales was primarily attributable to a 8.8% increase in the weighted average selling price per pound, and a 0.8% increase in sales volume. The increase in the weighted average selling price resulted from higher commodity acquisition costs for pecans, cashews, peanuts and dried fruit.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Product Type	March 30, 2023	March 24, 2022	March 30, 2023	March 24, 2022
Peanuts & Peanut Butter	20.1%	18.8%	18.5%	17.6%
Pecans	8.0	6.9	12.2	10.7
Cashews & Mixed Nuts	22.0	23.8	20.9	22.7
Walnuts	4.8	4.6	5.8	5.9
Almonds	9.3	10.7	8.9	10.1
Trail & Snack Mixes	28.2	28.4	27.0	26.7
Other	7.6	6.8	6.7	6.3
Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	March 30, 2023	Percentage of Total	March 24, 2022	Percentage of Total	$ Change	% Change
Consumer (1)	$185,128	77.6%	$173,648	79.4%	$11,480	6.6%
Commercial Ingredients	30,901	13.0	25,514	11.7	$5,387	21.1
Contract Packaging	22,506	9.4	19,422	8.9	$3,084	15.9
Total	$238,535	100.0%	$218,584	100.0%	$19,951	9.1%

(1)
Sales of branded products were approximately 18% of total consumer sales during each of the third quarters of fiscal 2023 and fiscal 2022. Fisher branded products were approximately 52% and 55% of branded sales during the third quarter of fiscal 2023 and fiscal 2022, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Thirty-Nine Weeks Ended
Distribution Channel	March 30, 2023	Percentage of Total	March 24, 2022	Percentage of Total	$ Change	% Change
Consumer (1)	$606,188	79.2%	$556,888	79.8%	$49,300	8.9%
Commercial Ingredients	90,827	11.9	81,426	11.6	$9,401	11.5
Contract Packaging	68,449	8.9	59,806	8.6	$8,643	14.5
Total	$765,464	100.0%	$698,120	100.0%	$67,344	9.6%

(1)
Sales of branded products were approximately 22% of total consumer sales during each of the first thirty-nine weeks of fiscal 2023 and fiscal 2022. Fisher branded products were approximately 66% and 64% of branded sales during the first thirty-nine weeks of fiscal 2023 and fiscal 2022, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased $11.5 million, or 6.6%, and sales volume increased 2.1% in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. The sales volume increase was mostly driven by an increase in private brand sales volume due to new private brand peanut butter business at a mass merchandising retailer and increased peanut butter distribution at a grocery store retailer. Also contributing to the increase was a 20.8% increase in sales volume of Orchard Valley Harvest products due to the timing of sales to a major customer in the non-food sector who delayed their orders from the previous quarter and increased promotional support at the same customer. These increases were substantially offset by lost private brand distribution at a grocery store retailer that occurred in the fourth quarter of fiscal 2022. Sales volume of Fisher snack nuts decreased 16.7% due to decreased merchandising activity at a major customer and a seasonal rotation at a club store that did not repeat in the current quarter. Sales volume of Fisher recipe nuts increased 6.4% as a result of increased distribution at a mass merchandising retailer.

In the first thirty-nine weeks of fiscal 2023, net sales in the consumer distribution channel increased $49.3 million, or 8.9%, and sales volume decreased 0.3% compared to the same period of fiscal 2022. The sales volume decrease was driven by lost private brand distribution at the grocery store retailer cited in the quarterly comparison, which was largely offset by increased distribution at a mass merchandising retailer and at a grocery store retailer.

Net sales in the commercial ingredients distribution channel increased 21.1% in dollars and 18.9% in sales volume in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. The increase in sales volume was due to a 30.5% increase in sales volume to foodservice customers due to increased peanut butter distribution at existing customers.

In the first thirty-nine weeks of fiscal 2023, net sales in the commercial ingredients distribution channel increased 11.5% in dollars and 3.9% in sales volume compared to the same period of fiscal 2022. The increase in sales volume was due to a 15.3% increase in sales volume to foodservice customers for the reason cited in the quarterly comparison and also due to the continued recovery in the restaurant industry from the impacts of COVID-19 restrictions. This increase was partially offset by lower sales of bulk products to other food manufacturers as a result of reduced consumption from softened consumer spending.

Net sales in the contract packaging distribution channel increased 15.9% in dollars and 7.5% in sales volume in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. The increase in sales volume was primarily due to increased peanut and cashew distribution by an existing major customer.

In the first thirty-nine weeks of fiscal 2023, net sales in the contract packaging distribution channel increased 14.5% in dollars and sales volume increased 4.2% compared to the same period of fiscal 2022. The increase in sales volume was primarily attributable to the reason cited in the quarterly comparison and business with a new customer.

Gross Profit

Gross profit increased by $10.4 million, or 26.3%, to $49.8 million for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. Our gross profit margin, as a percentage of net sales, increased to 20.9% for the third quarter of fiscal 2023 compared to 18.0% for the third quarter of fiscal 2022, as gross profit margins returned to more normalized levels. The prior comparable quarter gross profit margin was negatively impacted by higher than anticipated commodity acquisition costs and other inflationary cost increases. The increase in gross profit was mainly due to the reasons noted above and increased sales volume.

Gross profit was $156.9 million for the first thirty-nine weeks of fiscal 2023 compared to $143.4 million for the first thirty-nine weeks of fiscal 2022 primarily due to a higher net sales base. Our gross profit margin, as a percentage of sales, was unchanged at 20.5% for both the first thirty-nine weeks of fiscal 2023 and fiscal 2022.

Operating Expenses

Total operating expenses for the third quarter of fiscal 2023 increased by $6.0 million, or 27.1%, to $28.0 million. Operating expenses increased to 11.7% of net sales for the third quarter of fiscal 2023 compared to 10.1% of net sales for the third quarter of fiscal 2022.

Selling expenses for the third quarter of fiscal 2023 were $18.1 million, an increase of $2.5 million, or 16.2%, from the third quarter of fiscal 2022. The increase was driven primarily by a $2.3 million increase in compensation expense, primarily related to incentive compensation, a $0.4 million increase in consumer insight research and related consulting expenses, a $0.2 million increase in sales broker commission expense and a $0.2 million increase in sample expense related to a new product line launched in the current third quarter. These increases were partially offset by a $0.8 million decrease in freight expense due to a decrease in freight rates.

Administrative expenses for the third quarter of fiscal 2023 were $9.8 million compared to $6.4 million for the third quarter of fiscal 2022. The increase was due to a $2.8 million increase in compensation expense, primarily related to incentive compensation, and a $0.5 million decrease in miscellaneous income as a result of a one-time gain in the comparable quarter which did not reoccur in the current quarter.

Total operating expenses for the first thirty-nine weeks of fiscal 2023 increased by $7.8 million, or 9.7%, to $88.2 million. Operating expenses as a percentage of net sales was unchanged at 11.5% for both the first thirty-nine weeks of fiscal 2023 and fiscal 2022.

Selling expenses for the first thirty-nine weeks of fiscal 2023 were $57.9 million, an increase of $1.0 million, or 1.8%, from the amount recorded for the first thirty-nine weeks of fiscal 2022. The increase was driven primarily by a $3.1 million increase in compensation expense, primarily related to incentive compensation, a $0.7 million increase in sales broker commission expense and a $0.4 million increase in sample expense for the same reason cited in the quarterly comparison. These increases were partially offset by a $2.1 million decrease in freight expense due to a decrease in freight rates and $1.7 million decrease in advertising, consumer insight research and related consulting expenses.

Administrative expenses for the first thirty-nine weeks of fiscal 2023 were $30.3 million, an increase of $4.4 million, or 17.1%, compared to the same period of fiscal 2022. The increase was primarily due to a $4.0 million increase in compensation expense, primarily related to incentive compensation, and a $0.6 million increase in audit and legal expenses primarily for Acquisition-related costs, which were partially offset by a $0.5 million decrease in the loss on asset disposals.

The $2.3 million gain on sale of facility in the first thirty-nine weeks of fiscal 2022 was the result of the sale of our Garysburg, North Carolina facility.

Income from Operations

Due to the factors discussed above, income from operations was $21.8 million, or 9.1% of net sales, for the third quarter of fiscal 2023 compared to $17.4 million, or 8.0% of net sales, for the third quarter of fiscal 2022.

Due to the factors discussed above, income from operations was $68.7 million, or 9.0% of net sales, for the first thirty-nine weeks of fiscal 2023 compared to $63.0 million, or 9.0% of net sales, for the first thirty-nine weeks of fiscal 2022.

Interest Expense

Interest expense was $0.6 million for the third quarter of fiscal 2023 compared to $0.5 million for the third quarter of fiscal 2022. Interest expense was $1.8 million for the first thirty-nine weeks of fiscal 2023 compared to $1.3 million for the first thirty-nine weeks of fiscal 2022. The increase in interest expense for both the quarterly and year to date comparisons was due to higher weighted average interest rates.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.4 million for both the third quarter of fiscal 2023 and fiscal 2022. Net rental and miscellaneous expense was $1.1 million for both the first thirty-nine weeks of fiscal 2023 and fiscal 2022.

Pension Expense (Excluding Service Costs)

Pension expense (excluding service costs) was $0.3 million for the third quarter of fiscal 2023 compared to $0.6 million for the third quarter of fiscal 2022. Pension expense (excluding service costs) was $1.0 million for the first thirty-nine weeks of fiscal 2023 compared to $1.9 million for the first thirty-nine weeks of fiscal 2022. The decrease in pension expense (excluding service costs) for both the quarterly and year to date comparisons was primarily due to a decrease in the unrecognized net loss remaining to be amortized, which was a result of a large actuarial gain in the prior fiscal year.

Income Tax Expense

Income tax expense was $4.8 million, or 23.4% of income before income taxes (the “Effective Tax Rate”), for the third quarter of fiscal 2023 compared to $4.0 million, or 25.2% of income before income taxes, for the third quarter of fiscal 2022. The decrease in the Effective Tax Rate for the quarterly comparison is primarily due to a decrease in state income tax expense. For the first thirty-nine weeks of fiscal 2023, income tax expense was $16.6 million, or 25.6% of income before income taxes, compared to $14.4 million, or 24.5% of income before income taxes, for the comparable period last year. The increase in the Effective Tax Rate for the current thirty-nine week period is mainly due to the favorable impact of $0.7 million of discrete tax benefits from share-based compensation recognized in the second quarter of fiscal 2022 that did not reoccur in the current fiscal year.

Net Income

Net income was $15.7 million, or $1.36 per common share basic and $1.35 per common share diluted, for the third quarter of fiscal 2023, compared to $11.9 million, or $1.03 per common share basic and $1.02 per common share diluted, for the third quarter of fiscal 2022.

Net income was $48.2 million, or $4.16 per common share basic and $4.14 per common share diluted, for the first thirty-nine weeks of fiscal 2023, compared to net income of $44.4 million, or $3.85 per common share basic and $3.83 per common share diluted, for the first thirty-nine weeks of fiscal 2022.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Long-Range Plan through growing our branded and private label programs, return cash to our stockholders through dividends, repay indebtedness and pay amounts owed under the Retirement Plan. Also, various uncertainties, including cost uncertainties, could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products, increase consumer insight capabilities and promotional efforts, reinvest in the Company through capital expenditures, develop new products, pay cash dividends, consummate strategic investments and business acquisitions, such as the Acquisition, and explore other growth strategies outlined in our Long-Range Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first three quarters of fiscal 2023 and 2022, respectively (dollars in thousands):

	March 30, 2023	March 24, 2022	$ Change
Operating activities	$72,389	$(12,555)	$84,944
Investing activities	(19,142)	(6,488)	(12,654)
Financing activities	(53,297)	19,038	(72,335)
Net decrease in cash	$(50)	$(5)	$(45)

Operating Activities Net cash provided by operating activities was $72.4 million for the first thirty-nine weeks of fiscal 2023 compared to net cash used in operating activities of $12.6 million for the comparative period of fiscal 2022. The increase in operating cash flow was primarily due to a decreased use of working capital for inventory compared to the first thirty-nine weeks of fiscal 2022 as a result of decreasing commodity acquisition costs.

Total inventories were $190.4 million at March 30, 2023, a decrease of $14.5 million, or 7.1%, from the inventory balance at June 30, 2022, and a decrease of $20.8 million, or 9.8%, from the inventory balance at March 24, 2022. The decrease in inventories at March 30, 2023 compared to June 30, 2022 was primarily due to lower commodity acquisition costs for all major tree nuts and lower quantities of work-in-process and finished goods on hand, which were partially offset by higher quantities of pecans, walnuts, cashews and other raw materials. The decrease in inventories at March 30, 2023 compared to March 24, 2022 was primarily due to lower commodity acquisition costs for all major tree nuts. This decrease was partially offset by higher acquisition costs for peanuts and other raw materials and higher quantities of other raw materials and cashews on hand.

Raw nut and dried fruit input stocks, some of which are classified as work-in-process, increased by 1.1 million pounds, or 1.8%, at March 30, 2023 compared to March 24, 2022 due to higher quantities of inshell walnuts and cashews on hand, partially offset by lower quantities of almonds and inshell pecans. The weighted average cost per pound of raw nut input stocks on hand at the end of the third quarter of fiscal 2023 decreased 24.1% compared to the end of the third quarter of fiscal 2022 primarily due to lower commodity acquisition costs for all major tree nuts.

Investing Activities Cash used in investing activities was $19.1 million during the first thirty-nine weeks of fiscal 2023 compared to $6.5 million for the same period last year. The increase in cash used in investing activities was partially attributable to the $3.9 million of net proceeds received from the disposition of the Garysburg, North Carolina facility, which occurred in the first quarter of fiscal 2022, and the $3.2 million of cash proceeds resulting from the Sanfilippo family's exercise of their contractual purchase option and our resulting sale of certain life insurance policies to the Sanfilippo family, which occurred in the third quarter of fiscal 2022. Neither event reoccurred in the current fiscal year. The $3.5 million purchase price for the acquisition of the Just the Cheese brand also contributed to the increase in cash used for investing activities. Capital asset purchases were $15.6 million during the first thirty-nine weeks of fiscal 2023 compared to $12.8 million for the first thirty-nine weeks of fiscal 2022. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2023 to be approximately $20.0 to $23.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used in financing activities was $53.3 million during the first thirty-nine weeks of fiscal 2023 compared to cash provided of $19.0 million for the same period last year. Net repayments under our Credit Facility were $12.6 million during the first thirty-nine weeks of fiscal 2023 compared to net borrowings of $57.2 million for the first thirty-nine weeks of fiscal 2022. The decrease in credit facility borrowings was primarily due to decreasing commodity acquisition costs. Dividends paid in the first half of fiscal 2023 were approximately $3.0 million higher than dividends paid in the same period last year.

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

Financing Arrangements

On February 7, 2008, we entered into the Former Credit Agreement (as defined below) with a bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility. Also on February 7, 2008, we entered into a Loan Agreement with an insurance company providing us with term loans for an aggregate amount of $45.0 million (as amended, the “Mortgage Facility”).

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

The Amended and Restated Credit Facility is secured by substantially all of our assets other than machinery and equipment, real property, and fixtures and matures on March 5, 2025. The Mortgage Facility was secured by mortgages on essentially all of our owned real property located in Elgin, Illinois and Gustine, California, but such mortgages have been released in connection with the maturity and repayment of such facility as described below.

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

At March 30, 2023, the weighted average interest rate for the Credit Facility was 7.2%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility. As of March 30, 2023, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At March 30, 2023, we had $85.5 million of available credit under the Credit Facility. If this entire amount were borrowed at March 30, 2023, we would still be in compliance with all restrictive covenants under the Credit Facility.

Mortgage Facility

The Mortgage Facility was repaid in full in February 2023 and the related mortgages on our owned real property located in Elgin, Illinois and Gustine, California have been released.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of March 30, 2023, $7.9 million of the debt obligation was outstanding.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 30, 2022.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 30, 2023, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 12 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 30, 2022 during the third quarter of fiscal 2023.

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

*10.7

Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2021, 2022 and 2023 awards cycle) (incorporated by reference from Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015)

*10.8

Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2021 and 2022 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

*10.9

Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2021, 2022 and 2023 awards cycle) (incorporated by reference from Exhibit 10.10 to the Form 10-Q for the quarter ended December 24, 2020)

*10.10

Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2023 awards cycle) (incorporated by reference from Exhibit 10.10 to the Form 10-Q for the quarter ended December 29, 2022)

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

10.15

Split-Dollar Insurance Agreement Notice of Termination and Purchase Agreement, by and among John B. Sanfilippo & Son, Inc., John E. Sanfilippo, on behalf of and as sole trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990 and Marian R. Sanfilippo, dated December 24, 2021. (incorporated by reference from Exhibit 10.15 to the Form 10-Q for the quarter ended March 24, 2022)

10.16

Amendment No. 1 to the Split-Dollar Insurance Agreement Notice of Termination and Purchase Agreement, by and among John B. Sanfilippo & Son, Inc., John E. Sanfilippo, on behalf of and as sole trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990 and Marian R. Sanfilippo, dated February 21, 2022. (incorporated by reference from Exhibit 10.16 to the Form 10-Q for the quarter ended March 24, 2022)

*10.17

Executive Transition Agreement, dated November 3, 2021, by and between John B. Sanfilippo & Son, Inc. and Christopher Gardier (incorporated by reference from Exhibit 10.17 to the Form 10-Q for the quarter ended September 29, 2022)

*10.18

Nonqualified Deferred Compensation Plan Adoption Agreement of the Company dated as of November 22, 2022 (incorporated by reference from Exhibit 10.18 to the Form 10-Q for the quarter ended December 29, 2022)

*10.19

John B. Sanfilippo & Son, Inc. Nonqualified Deferred Compensation Plan dated as of November 22, 2022 (incorporated by reference from Exhibit 10.19 to the Form 10-Q for the quarter ended December 29, 2022)

*10.20	Retirement Agreement and General Release, dated January 23, 2023 by and between John B. Sanfilippo & Son, Inc. and Michael Valentine

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Frank S. Pellegrino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Frank S. Pellegrino pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 2, 2023.

JOHN B. SANFILIPPO & SON, INC.

By
/s/ Frank S. Pellegrino
Frank S. Pellegrino
Chief Financial Officer, Executive Vice President, Finance and Administration