Form 10-K
period 2023-06-29
SANFILIPPO JOHN B & SON INC
filed 2023-08-23
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-19681

JOHN B. SANFILIPPO & SON, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	36-2419677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1703 North Randall Road Elgin, IL 60123
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting Common Stock held by non-affiliates was $724,390,311 as of December 29, 2022 (8,856,710 shares at $81.79 per share).

As of August 17, 2023, 8,973,031 shares of the registrant’s Common Stock, $.01 par value (“Common Stock”) and 2,597,426 shares of the registrant’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding. The Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held November 2, 2023 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1 — Business

a. General Development of Business

John B. Sanfilippo & Son, Inc. was formed as a corporation under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used throughout this annual report on Form 10-K, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). However, the fiscal year ended June 30, 2022 consisted of fifty-three weeks with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•
References herein to fiscal 2024 are to the fiscal year ending June 27, 2024.
•
References herein to fiscal 2023, fiscal 2022 and fiscal 2021 are to the fiscal years ended June 29, 2023, June 30, 2022 and June 24, 2021, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names and under a variety of private brands. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, nutrition bars, snack bites, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks and other sesame snack products under our brand names and under private brands. Additionally, with our acquisition of the Just the Cheese brand, we have expanded our product offerings to include baked cheese snack products on a branded and private label basis. Our products are sold through three primary distribution channels, including food retailers in the consumer channel, commercial ingredient users and contract packaging customers.

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

Our brands are some of the most well-recognized in the packaged food industry. In recent years we have developed Fisher recipe nuts as the leading brand in the category through strong marketing campaigns, merchandising, and promotional support. We have increased distribution and launched innovation with our Orchard Valley Harvest and Fisher snack nut brands in many retailers. We have also expanded into new channels and business models with Southern Style Nuts and Squirrel Brand. Our branded and private brand products are sold through the major distribution channels to significant buyers of nuts, including food and other retailers (both brick and mortar and e-commerce), commercial ingredient users and contract packaging customers. Selling through multiple distribution channels allows us to generate multiple revenue opportunities for the nuts we process. For example, pecan halves could be sold to food retailers under our Fisher brand, and pecan pieces could be sold to commercial ingredient users. We process and sell all major nut types consumed in the United States, including peanuts, pecans, cashews, walnuts and almonds (our major nut types). These are sold in a wide variety of innovative packaging, which provides our customers a complete nut product offering.

(ii) Principal Products

Our principal products are raw and processed nuts. Including trail and snack mixes, these products accounted for approximately 92%, 94% and 95% of our gross sales for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The nut product line includes almonds, pecans, peanuts, black walnuts, English walnuts, cashews, macadamia nuts, pistachios, pine nuts, Brazil nuts and filberts. Our nut products are sold in numerous package styles and sizes, and we offer our nut products in a variety of different styles and seasonings. We sell our products domestically to retailers and wholesalers as well as to commercial ingredient and contract packaging customers. For more information about our revenues in our various distribution channels, see Part II, Item 8 — “Financial Statements and Supplementary Data”.

We acquire all of our peanuts and walnuts directly from domestic growers. The majority of our pecans are acquired from domestic growers with the remainder acquired from growers in Mexico. We purchase the balance of our raw nuts from importers, trading companies and domestic processors.

Furthermore, we manufacture and market peanut butter in several sizes and varieties. We also market and distribute, and in many cases process and manufacture, a wide assortment of other food and snack products. These other products include nutrition bars, salad toppings, snacks, snack bites, dried fruit and chocolate and yogurt coated products sold to retailers and wholesalers. Baking ingredients are sold to retailers, wholesalers and commercial ingredient customers. Additionally, bulk food products are sold to commercial ingredient users. Moreover, an assortment of sunflower kernels, pepitas, snack mixes, almond butter, cashew butter, candy and confections, corn snacks, chickpea snacks, sesame sticks and other sesame snack products are sold to retail supermarkets, mass merchandisers and commercial ingredient users with a wide variety of toppings for ice cream and yogurt sold to commercial ingredient users. Lastly, with our acquisition of the Just the Cheese brand, we have expanded our product offerings to include baked cheese snack products.

(iii) Customers and Channels

We sell our products to approximately 260 customers through the consumer, commercial ingredient and contract packaging distribution channels. The consumer channel supplies nut-based products, including consumer-packaged products, to retailers in the United States including supermarket chains, wholesalers, supercenters, internet retailers and other retail outlets. We sell products through the consumer channel under our brand names, including the Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts and Just the Cheese brands, as well as under our customers’ private brands. The commercial ingredient channel supplies nut-based products to other manufacturers to use as ingredients in their final food products such as bakery, confection, cereal and ice cream. This produces nut-based products that are customized to the specifications of chefs, national restaurant chains, foodservice distributors, fast food chains, institutions and hotel kitchens. We sell products through the commercial ingredient channel under our Fisher brand and our customers’ private brands. Our contract packaging channel produces and packages nut and fruit-based snacks for other food manufacturers under their brand name.

We are dependent on a few significant customers for a majority of our total net sales, particularly in the consumer channel. Net sales to Wal-Mart Stores, Inc. accounted for approximately 36% of our net sales for fiscal 2023, 35% of our net sales for fiscal 2022 and 34% of our net sales for fiscal 2021. Net sales to Target Corporation accounted for approximately 15% of our net sales for fiscal 2023 and 14% of our net sales for fiscal 2022 and fiscal 2021. No other customer accounted for more than 10% of net sales for any period presented.

(iv) Sales and Distribution

We market our products through our own sales department and through a network of approximately 65 independent brokers, independent distributors and suppliers, including group purchasing organizations.

We distribute products from each of our principal facilities. The majority of our products are shipped from our facilities by contract and common carriers.

We operate a retail store at our Elgin headquarters. This store sells Fisher snack and baking products, Orchard Valley Harvest, Squirrel Brand, Southern Style Nut and Just the Cheese products, bulk foods and other products, produced by us and other vendors directly to consumers.

(v) Marketing

Marketing strategies are developed for each distribution channel and focus primarily on branded products. Branded consumer efforts concentrate on building brand awareness, developing, identifying and introducing new products, attracting new customers and increasing distribution and consumption in the snack nut, recipe nut and produce categories. Private brand and commercial ingredient channel efforts are focused on category management, new product identification and introduction, brand awareness and merchandising support.

A significant portion of our branded marketing efforts are focused on compelling consumer campaigns that include advertisements (e.g., online video, social and influencer activations and partnerships, search engine marketing and media partnerships), product sampling and coupon offers. Our integrated marketing efforts for the Fisher brand include partnerships with chefs, influencers, media partnerships and professional baseball sponsorships. Additionally, shipper display units and other point of sale promotions are utilized in retail stores in an effort to gain additional temporary product placement and to drive sales volume. We work with third-party information agencies, such as Circana (formerly IRi), to monitor the effectiveness of our marketing and measure product growth in comparison to our competition and the product category.

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

(vi) Competition

Our nuts and other snack food products compete against products manufactured and sold by numerous other companies offering branded and private brand products in the snack food industry, some of whom are substantially larger and have greater resources than us. In the nut industry, we compete with, among others, Hormel Foods Corp. (Planters brand) and numerous regional snack food processors. We also compete with the Diamond brand, among others. Competitive factors in our markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution, sales promotion, category management, service level compliance and innovation. The combination of our generally vertically integrated operating model with respect to pecans, peanuts and walnuts, our product quality, product offering, brand strength, innovation, distribution model and our focus on nut and nut related products generally enable us to compete in each of these categories; however there can be no guarantee that our products will continue to be competitive with many of our larger competitors. See Part I, Item 1A — “Risk Factors”.

(vii) Raw Materials and Supplies

We purchase nuts from domestic and foreign sources. In fiscal 2023, all of our walnuts, almonds and peanuts were purchased from domestic sources. We purchase our pecans from the southern United States and Mexico. Cashew nuts are imported from Vietnam and certain West African countries. For fiscal 2023, approximately 31% of the dollar value of our total nut purchases was from foreign sources.

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

As discussed, we are generally vertically integrated with respect to pecans, peanuts and walnuts. Unlike our major consumer distribution channel competitors who purchase nuts on the open market, we purchase a substantial portion of our pecans, peanuts and walnuts directly from growers.

Due, in part, to the seasonal nature of the industry, we maintain significant inventories of peanuts, pecans and walnuts especially in the second and third quarters of our fiscal year. Fluctuations in the market price of pecans, peanuts and walnuts and other nuts may affect the value of our inventory and thus may also affect our gross profit and gross profit margin. See Part I, Item 1A — “Risk Factors”.

We purchase other inventory items and packaging materials such as roasting oils, seasonings, plastic jars, labels, stand-up bags and composite and clear-plastic cans from other third parties. Material costs, including tree nuts, peanuts, other commodities, packaging and other edible ingredients represented approximately 76% of our total cost of sales for fiscal 2023.

(viii) Trademarks and Patents

We market our products primarily under name brands, including the Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts and Just the Cheese brand names. Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts and Just the Cheese are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other foreign jurisdictions. We do not own any trademarks for any private brands. Those trademarks are owned by the respective private brand customer. Our trademarks are important as they provide our customers with information about the quality of our products. However, registration and use of our trademarks in foreign jurisdictions may be subject to certain risks in addition to other risks generally related to our intellectual property. See Part I, Item 1A — “Risk Factors”. We also own several patents of various durations. For the foreseeable future, we expect to continue to renew those trademarks that are important to our business as well as expand registration of our trademarks into new jurisdictions. We intend to protect our intellectual property rights vigorously.

(ix) Human Capital

As of June 29, 2023, we had approximately 1,400 full-time employees across our four locations.

We recognize that, in order for our company to be successful, our employees must be healthy, well-trained and motivated to do their best every day. Therefore we relentlessly focus on attracting, retaining and effectively managing our employees. The key aspects of our human resources program and objectives are as follows:

Health and Safety: As a producer, manufacturer and processor of nuts and nut-related products, we are subject to extensive food and employee safety laws and regulations. We place a high priority on employee health and safety as part of our continuous improvement culture. Our total occupational injury rate remains in line with the food manufacturing industry average. We continue to enhance our safety programs by investing in systems and controls focused on injury and accident prevention, as well as risk elimination. During fiscal 2023, we focused on enhancing our programs, including lock-out tag-out, forklift, emergency evacuation, and machine guarding which help us to prevent future safety risks. We believe properly prioritizing risks and addressing the most critical safety matters helps us to be proactive in building a sustainable safety culture.

Diversity, Equity and Inclusion: We recognize that our business is stronger and more successful when supported by a diverse workforce. Our goal is to maintain and promote diversity among our employees, foster an inclusive and equitable environment where differences are celebrated and provide adequate support to achieve our goal. In fiscal 2023, our Diversity, Equity and Inclusion council organized various events facilitated through our Employee Resource Groups. The company rolled out a new compensation structure and received a pay equity certification from the State of Illinois.

Training, Development and Promotion: We believe that training, developing and promoting our employees is an important part of our vibrant employee culture. These measures enhance our performance and are an important component of maintaining employee satisfaction. We offer training to our employees on a variety of subjects related to professional development, workplace fundamentals, business, computer applications and industry specific subjects such as our Nutology-101 courses. In fiscal 2023 we formalized the Leadership Development program that was piloted in prior fiscal year and welcomed a new cohort of 36 participants. Through the course of the program participants will be able to expand their responsibilities and move into higher level jobs with us. We also conduct annual mandatory training for all employees covering topics such as food safety, workplace safety and various regulatory and compliance related subjects. In fiscal 2023, approximately 16% of our employees received promotions and a promotion-related salary increases.

Employee Engagement: Engagement and retention continues to be one of the most important areas of focus for us. We believe that nothing drives engagement better than credible leadership. Therefore in fiscal 2023, we purposefully emphasized the importance of being an effective leader and offered various leadership trainings to our management team. We also assigned an annual goal of being an inclusive and engaging leader to all people managers. Among other things, we periodically conduct employee surveys to monitor employee satisfaction, engagement and concerns.

Employee Rewards: Through our Sanfilippo Value Added ("SVA") and Total Team Performance ("TTP") incentive programs, we provide annual cash bonus opportunities to motivate and reward our employees, as well as align their interests with those of our stockholders. Employees participate in the SVA or TTP program, not both. Approximately 21% of our employees participate in the SVA program and approximately 79% participate in the TTP program. In addition to the SVA and TTP incentive programs, we offer annual sales incentives to our sales and marketing employees and annual monetary leadership awards to our top performers across all functions. We are also proud to offer a comprehensive and competitive benefits package designed to meet the diverse needs of our employees at every stage of life, including a company-sponsored healthcare program, a 401(k) program with a generous company matching contribution and a new non-qualified deferred compensation plan to provide executives with the opportunity to accumulate assets for retirement on a tax-deferred basis. In fiscal 2023, we enhanced our 401(k) program by introducing auto-enrollment and expediting employee eligibility to receive matching contributions. We continue to closely monitor the competitiveness of our compensation programs. In fiscal 2023 more than 69% of our employees received market-based wage adjustments.

Codes of Conduct; Oversight of Concerns: We maintain codes of conduct and ethics policies designed to promote ethical conduct of our employees and agents. We have also implemented a robust program to address employee concerns and complaints, which includes an anonymous incident reporting system, periodic employee surveys and suggestion boxes that can result in monetary awards. Our employees are made aware of such reporting system through various communication methods, including assurances against retaliation. We regularly monitor best practices in this area to ensure our policies and practices are updated as appropriate.

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

(xi) Government Regulations, Operating Hazards and Uninsured Risks

The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of shell fragments, foreign objects, insects, foreign substances, pathogens, chemicals, mycotoxins and other hazards, or agents or residues introduced during the growing, storage, handling or transportation phases. We (i) maintain what we believe to be rigid quality control standards and food safety systems that is evident in our annual Safe Quality Food (“SQF”) certification at each manufacturing facility; (ii) generally inspect our nut and other food products by visual examination, screening, metal detectors or electronic monitors at various stages of our shelling and processing operations; (iii) work with the United States Department of Agriculture (“USDA”) in its inspection of peanuts shipped to and from our peanut shelling facilities; (iv) maintain robust environmental pathogen programs; (v) seek to comply with the Nutrition Labeling and Education Act by labeling each product that we sell with labels that disclose the nutritional value and content of each of our products and (vi) assure compliance with the United States Food and Drug Administration (“FDA”) Food Safety Modernization Act (“FSMA”) through our comprehensive Food Safety Plans which include following Current Good Manufacturing Practices and control biological, chemical and physical hazards through our Process, Sanitation, Allergen and Supply Chain Preventive Controls. However, no assurance can be given that some nut or other food products sold by us may not contain or develop harmful substances. In order to mitigate this risk, we strive to select high-quality nut and ingredient suppliers as well as maintain product liability and contaminated product insurance at amounts we believe are adequate in light of our operations. A portion of our annual capital expenditure budget is allocated for compliance with government-mandated food safety standards. Compliance with food safety standards and other government regulations may have an impact on our operations and earnings, particularly if we fail to satisfy such standards or regulations and our products are recalled, harm our consumers or harm our Company’s reputation and standing as a leader of branded and private brand nut and snack products. See Part I, Item 1A — “Risk Factors”.

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

Industry Risks

We Cannot Control the Availability or Cost of Raw Materials and this May Have a Material Adverse Effect on Our Results of Operations, Cash Flows and Financial Condition

The availability and cost of raw materials for the production of our products, are subject to crop size and yield fluctuations caused by factors beyond our control. These materials include peanuts, pecans, almonds, cashews, walnuts, pine nuts and other nuts, dried fruits and seeds, as well as vegetable oils and other products used in the manufacture of our products. The factors beyond our control include adverse weather conditions, natural disasters (including floods, droughts, frosts, earthquakes and hurricanes), changing climate patterns, plant diseases, foreign currency fluctuations, trade agreements, tariffs and embargos, import/export controls, prices of other crops, labor shortages, inflationary conditions, political change and unrest, sanctions, armed hostilities, such as those in Ukraine, changes in global customer demand, pandemics and disease, changes in government agricultural programs, federal and state government mandates related to the preceding or otherwise and purchasing behavior of certain countries, including China and India. Additionally, any determination by the USDA or other government agencies may also reduce the supply of edible nuts and other raw materials used in our products and could (among other things) cause our costs to increase significantly. These determinations include, but are not limited to, that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop, negatively impact the environment, cause or may cause adverse health consequences, any portion of the crop has been contaminated by aflatoxin or other agents, or any future raw material or product recalls for other reasons.

Because these raw materials are commodities, their prices are set by the market and can therefore fluctuate quickly and dramatically due to varied events, such as those described above. Furthermore, we are not able to hedge against changes in nut commodity prices because no appropriate futures, derivative or other risk-sharing market for these commodities exists nor can we create such a market. Consequently, in order to achieve or maintain profitability levels, we attempt to increase the prices of our products to reflect the increase in the costs of the raw materials that we use. However, we may not be successful in passing along partial or full price increases to our customers, if at all. In addition, even if we are successful in passing across partial or full price increases, we may not be able to do so in a timely fashion. Our ability to raise prices and the timing of any price increases is often dependent upon the actions of our competitors, some of whom are significantly larger and more diversified than we are or own farms which produce the raw materials. We have observed rapid inflation with respect to packaging and other products used to manufacture and package our products and general inflationary conditions that are difficult to predict, and we may not be able to pass along such inflationary increases to our customers or may not be able to do so in a timely fashion. Additionally, any such product price increase that we are able to pass along to our customers may ultimately reduce the demand for, and sales of, our products as customers reduce purchases, buy lower priced products or lower margin products. Alternatively, if the prices of any raw materials significantly decrease, and we have inventories of such materials on hand, we may be unable to reduce product prices without adversely impacting our gross margins. Any competitors who purchase such material on the open market or own the farms which produce the raw materials may be able to reduce prices in a more timely manner, and we could lose market share to such competitors. We are also subject to risks associated with purchasing a majority of our pecans, peanuts and walnuts directly from growers, including the risk of purchasing such products from growers at costs that later, due to altered market conditions, prove to be above prevailing market prices at time of sale. Accordingly, because we purchase a majority of our pecans, peanuts and walnuts directly from growers during harvest season and shell and process these nuts throughout our fiscal year, there is a possibility that, after we acquire these nuts, market conditions may change. Depending on these changing market conditions, we may be forced to sell these nuts at reduced prices relative to our acquisition cost. Any one or more of the foregoing aspects may have a material adverse effect on our results of operations, cash flows and financial condition.

Moreover, fluctuations in the market prices of nuts may affect the value of our inventories, margins and profitability. We enter into fixed price commitments with a portion of our commercial ingredient customers and certain other customers. The commitments are for a fixed period of time, typically three months to twelve months. Such commitments with a term of six months or more represented approximately 3% of our annual net sales in fiscal 2023. Sometimes we enter into fixed price commitments with respect to certain nut products before fixing our acquisition costs in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent we do so and our fixed prices are not properly aligned with our acquisition costs, these fixed price commitments may result in reduced or negative gross profit margins, which could have a material adverse effect on our financial condition and results of operations.

We Operate in a Competitive Environment Which Could Materially and Adversely Affect our Financial Condition and Results of Operations

We operate in a highly competitive environment. The principal areas of competition are, among others, brand recognition, taste, flavor, quality, packaging, price, nutrition, advertising, promotion, convenience and service. Our principal products compete against food and snack products manufactured and sold by numerous regional, national and international companies, some of which are substantially larger and have greater resources than us, such as Hormel Foods Corp. (Planters brand). Most of our competitors that sell and market the other top branded snack nut products have committed more financial, marketing and other resources to such brands when compared to the resources available to or spent by us on our brands. Additionally, many food retailers, supercenters, mass merchandisers and internet retailers have continued to emphasize their own private label offerings as a key part of their strategy and may develop or expand their own private label nut and nut product offerings, to the exclusion of our branded products, particularly in an uncertain economic environment or due to inflationary conditions. Other smaller competitors may be able to focus on faster-growing, niche markets that we are unable to market effectively to or otherwise sell to due to our size, operations, marketing strategy or perceptions regarding our Company. Additionally, certain food retailers and internet retailers may seek to invest in companies serving certain niche markets and/or offer shelf space, added promotional activity or other marketing efforts in exchange for ownership in such companies, which we are unable to offer to such food retailers or internet companies. Recent consolidation and mergers and acquisitions activity in the nut and snack food market has resulted in price competition as part of such consolidation or mergers and acquisitions activity. Many of our competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing inshell pecans, peanuts, walnuts and other nut types directly from growers at fixed prices that later, due to altered market conditions, may prove to be above prevailing market prices. We also compete with other shellers in the commercial ingredients market and with regional processors in the retail and wholesale markets. In order to maintain or increase our market share, we must continue to price our products competitively and spend on marketing, advertising, new product innovation and shelf placement and slotting fees. This may cause a decline in gross profit margin if we are unable to increase sales volume or otherwise reduce our costs, which could materially and adversely affect our financial condition and results of operations.

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

Many food retailers, supercenters, mass merchandisers and internet retailers have sought to develop or expand their private brand offerings in recent years. Should any of our significant customers elect to introduce or expand their private brand programs, and we do not participate in such programs, including due to undesirable margins or selling prices, our sales volume and margins could be negatively impacted. This is because the private brand programs would directly compete against our branded products or exclude our private brand or branded products due to shelf space or other concerns. Any of these outcomes may materially and adversely affect our financial condition and results of operations.

Changing Consumer Preferences and Demand Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Our financial performance depends in part on our ability to anticipate and offer products to our customers that appeal to their preferences. Consumer preferences can quickly change based on a number of factors beyond our control. These preferences may include, but are not limited to, preference for branded or private brand products, options to purchase such products and the format, and various quantity or volume sizes of such products. If we fail to anticipate, identify or react quickly to these changes and are unable to develop and market new and improved products or otherwise offer products that meet consumer preferences, demand for our products could suffer. In addition, demand for our products could be affected by consumer concerns regarding the labeling, packaging, manner of preparing our products or concerns with respect to the health effects of nutrients or ingredients in any of our products or the overall sustainability or impact of our products on the environment. The development and introduction of new products and packaging or alteration of existing products and packaging requires substantial research and development, testing and marketing expenditures, which we may be unable to recover fully if the new products do not achieve the necessary commercial success. New product introduction also results in increased costs, including from the use of new manufacturing techniques, capital expenditures, new raw materials and ingredients, additional labor and consulting expenses, development or revision of packaging and labeling and additional marketing and trade spending. Consumers are also purchasing food products with increasing frequency outside traditional retail supermarkets, including via the Internet. If we are unable to provide customers with our products outside traditional retail supermarkets, supercenters and club stores, demand for our products could suffer and/or we will be unable to grow our business. Reduction in demand as a result of changing consumer preferences or inability to provide consumers with products they demand, or in the manner they demand, could materially and adversely affect our financial condition and results of operations.

We are Subject to Customer Pricing Pressures and Retail Consolidation Trends Which Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As the retail grocery trade continues to consolidate and our retail customers grow larger, become more sophisticated, use data for purchasing decisions and obtain more purchasing power, our retail customers are demanding lower pricing, especially private brand customers, and increased free or discounted promotional programs. Further, these retail customers may begin to place a greater emphasis on the lowest-cost supplier in making purchasing decisions, especially during periods of increased or variable raw material acquisition costs or rapid inflation. An increased focus on the lowest-cost supplier could reduce the benefits of some of our competitive advantages, which include a focus on customer service, innovation, production capacity, category management and quality. As the retail environment consolidates, many customers are reducing inventories or focusing on a limited number of brands (often the number one or number two brand by market share) or a limited number of products or SKUs in making purchasing decisions. In addition, certain customers in the retail channel, such as dollar stores and other discount sellers, have become increasingly sophisticated and may demand similar pricing to retail grocery customers. As part of the retail consolidation trend, diversified companies with substantial Internet presences have increased their food offerings or purchased retail supermarkets to expand their grocery business, particularly as such companies focus on food delivery direct to consumers. Such companies have substantial pricing power and may focus on their products to the exclusion of our products. If we fail to respond to these trends, our sales volume growth could suffer, and it may become necessary to lower our prices and increase promotional support of our products. Any of these factors would materially and adversely affect our gross profit and gross profit margin and could materially and adversely affect our financial condition and results of operations.

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

Product Liability, Product Recalls, Product Labeling and Product Advertising Claims May Have a Material Adverse Effect on Our Results of Operations and Cash Flows

We face risks associated with product liability claims, product recalls and other liabilities in the event: (i) our food safety and quality control procedures are ineffective or fail, (ii) we procure products or packaging from third parties that are or become subject to a recall, regardless of whether or not our food safety and quality control procedures are ineffective or fail, (iii) our products or packaging cause injury or become adulterated or misbranded, (iv) our products are determined to be promoted or labeled in a misleading fashion or do not contain required labeling or notices, (v) government authorities test our products and determine that they contain a contaminant or present a food safety risk, (vi) our products are tampered with, (vii) one of our competitors is subject to claims, recalls or other liabilities involving products similar to ours or (viii) federal, state or other government agencies or courts determine that our products could pose health risks or contain potentially harmful chemicals or other substances. In recent years, the food industry has been a target of litigation over product labeling and advertising, including nut products. Such litigation results in significant costs to defend and resolve. In addition, we do not control the labeling of the products of our customers that contain our products as an ingredient. A product recall of a sufficient quantity or significant adverse publicity, a significant product liability judgment against us, a significant advertising-related liability or other safety concerns (whether actual or claimed) could impact our products in a number of ways. These impacts could include unavailability of our product for a period of time, re-labeling or re-packaging products, loss of consumer confidence in our products and exposure to liabilities in excess of any insurance we maintain for such events, including to our private label customers. As customers request revised and more sophisticated packaging, our packaging solutions may result in manufacturing defects or errors in the manufacture of such packaging, which could cause us to recall the products despite having proper food safety protocols. If these kinds of events were to occur, they would have a material adverse effect on the demand for our products, subject us to costly recalls or withdrawals, require us to spend significant amounts to change our operations to remedy such issues, and, consequently, could have a material adverse effect on our results of operations and cash flows.

Increased Production, Materials, Transportation and Insurance Costs Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Our results are dependent on controlling a variety of costs. In the past we have experienced variability in transportation costs due to additional demand in shipping by a variety of market participants, a general shortage of drivers due to health and safety concerns, and increased fuel costs and federal regulations, which require increased monitoring of driving time using electronic monitoring technology. In addition to transportation costs, we have experienced (and may continue to experience) increased commodity or raw material costs, increased packaging material prices, higher general water, energy and fuel costs, increased labor costs as well as increased insurance costs, such as for property insurance. Maintaining the prices of our products, initiating price increases (including passing along price increases for commodities used in our products) and increasing the demand for our products (especially when prices for our products are decreasing due to commodity price decreases), all of which are important to our plans to increase profitability, may be materially and adversely affected or undermined by such increases in production and operation costs. Material and sustained increases in any of the foregoing costs could materially and adversely affect our financial condition and results of operations.

Technology Disruptions, Failures or Breaches, Hacking Activity, Ransomware Attacks or Other Cybersecurity Events Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We depend on information technology to maintain and streamline our operations, including, among other things, (i) interfacing and communicating with our locations, customers and suppliers, (ii) complying with financial reporting, legal and tax regulatory requirements, (iii) maintaining logistics, inventory control and monitoring systems, (iv) providing us with real-time feedback about our business and (v) allowing continuity of operations when a significant number of our employees are working remotely. Like other companies, our information technology systems or information technology systems of our customers, vendors, counterparties and other third party providers may be vulnerable to a variety of interruptions due to events beyond our control, including natural disasters, terrorist attacks, government-sponsored or affiliated cyberattacks, telecommunications failures, outages during replacement or upgrades, computer viruses, phishing activity, hardware failures, cloud-based technology outages, power outages, hackers, social engineering attacks, loss or theft of hardware, ransomware attacks, cyber risks and other security issues. We have technology security initiatives, cyber insurance and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, particularly as the global dependence on technology grows, the sophistication of cyber threats increase. Moreover, if we are unable to prevent security breaches or disclosure of non-public information, we may suffer financial and reputational damage, in addition to litigation or remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our customers, consumers, or suppliers. If we were subject to a ransomware attack, we may be required to pay ransom in amounts that could be material to our financial condition.

In addition, we have outsourced several information technology support services and administrative functions to third-party service providers. We may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, the loss of sensitive data through security breach, or otherwise. While we or any third-party service provider have not experienced any significant disruption, failure or breach impacting our information technology systems, any such disruption, failure or breach could adversely affect our financial condition and results of operations.

Increases in Labor Costs or Work Stoppages or Strikes Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As the number of our employees has grown, personnel costs, including the costs of medical and other employee health and welfare benefits, have increased. These costs can vary substantially as a result of an increase in the number, mix and experience of our employees and changes in health care and other employment-related laws. There are no assurances that we will succeed in reducing future increases in such costs, particularly if government regulations require us to change our health and welfare benefits, government regulations impose additional monitoring and compliance expenses, or we need to attract and retain additional qualified personnel or provide extra compensation due to any lingering impacts of COVID-19 or any other pandemic or due to other reasons. Increases in personnel costs can also be amplified by low unemployment rates, increased inflation, our preferences among workers in the labor market and general tight labor market conditions in any of the areas where we operate. Our inability to control such costs could materially and adversely affect our financial condition and results of operations.

Although we consider our labor relations to be good, if a significant number of our employees engaged in a work slowdown, or other type of labor unrest, it could in some cases impair our ability to supply our products to customers. This event could result in reduced sales, and may distract our management from focusing on our business and strategic priorities. Any of these activities could materially and adversely affect our financial condition and results of operations.

The Impact of Changing Climate Patterns Could Materially and Adversely Affect Our Financial Condition and Results of Operation

We have observed a number of changing climate patterns in the U.S. and internationally. These changing climate patterns have caused weather patterns to change, and we have experienced severe droughts, floods, frosts, hurricanes, tornadoes, cold and warmer temperatures, adverse air conditions and other previously abnormal natural events. These weather events could impact the ability of our growers and producers to consistently provide us with the quality and quantity of nut and nut related products that we require, and in turn, cause the prices of certain nuts and raw materials to increase or change in unpredictable ways. Any long-term changes in climate patterns could prevent growers from growing or harvesting nuts in previous quantities, or at all, as many nut products require particular soil, water and climate conditions in order to grow or have acceptable yields. Because we (and our growers) cannot predict, change or insure against changing climate patterns, our ability to react to these changes is limited. If we and our growers and producers cannot adapt to changing climate patterns, our financial condition and results of operations could be materially and adversely affected.

We and our Customers, Suppliers and Transport Partners Face Various Risks Related to Epidemics, Pandemics and Similar Outbreaks of Infectious Diseases which May Have a Material Adverse Effect on our Business, Financial Condition, Liquidity and Results of Operations

The COVID-19 pandemic of 2020 and 2021 caused significant disruptions in both the U.S. and international economies, including in the geographic areas where our products are manufactured and sold, and the geographic areas from which our supply inputs are obtained.

Similar disease outbreaks in the future, may decrease demand for our products or certain of our products (or within certain distribution channels) due to limitations on the ability of consumers and other customers to purchase our products at retailers or other points of sale.

The COVID-19 pandemic of 2020 and 2021 had a significant adverse impact on economic activity and the gross domestic product in the United States and caused economic dislocations and resulted in significant inflation during the 2021 and 2022 calendar years. In particular, should inflation from the aftereffects of COVID-19 cause an increase (or further increase) in prices of our products or raw materials for our products, this may result in lower demand for our products or decreased margins and have a material adverse effect on our business and results of operations.

While our production facilities are essential businesses and have operated since 2020 without significant disruption, there is no guarantee that our current production operations (or current or customary production levels) will continue for our 2024 fiscal year and beyond if a new pandemic occurs. Our facilities are located in several different states and are subject to different governmental rules and regulations. The forced shutdown of any of our facilities (or our voluntary shutdown of our facilities due to unexpected circumstances) could result in (among other things) reduced or no production of our products or our inability to manufacture and package products, which could have a material adverse effect on our business, liquidity and results of operations.

While we continue to take precautions to ensure that our workforce can safely work from our facilities or remotely, we cannot guarantee that our workforce or the workforce of our customers, suppliers and transportation providers will not experience disruptions due to an outbreak of infectious disease. If a significant percentage of our workforce, or the workforce of our customers, suppliers or transportation providers, are unable to work because of illness, government restrictions or exposure to an infectious disease, our ability to manufacture, sell and transport our products could be materially impacted. In addition, if we have to incur (or further incur) additional or unexpected costs for the safety and protection of our employees or otherwise, materially increase compensation for certain employee groups, or incur costs related to work at home technology solutions, facilities cleaning or product transportation, such actions could materially affect our business, financial condition and results of operations.

Although our suppliers are currently providing us with adequate amounts of raw materials and packaging necessary to meet recent increased demand or customary demand levels, there is no guarantee that such suppliers will continue to do so in the future on the same terms or at all. In the past, we have observed certain countries instituting travel and activity restrictions which could have an impact on the size and number of certain nut crops and other raw materials. If we fail to obtain necessary raw materials and packaging, including if alternatives are not available, or the costs of raw materials or packaging materially increase in response to inflation, our business, financial condition and results of operations could be materially and adversely affected.

Business Risks

Negative Consumer Perception About Our Company, Our Values and Practices or our Branded or Private Brand Products Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

Our ability to develop, maintain and continually enhance consumer perceptions about our Company and our branded products is critical to improving our operating and financial performance. The value of our Company and our branded products is largely based on the degree to which consumers react and respond positively to our operations and our brands. Positive views of our Company and our brand value could diminish significantly due to a number of factors, including (i) consumer perception that we have acted in an irresponsible or reckless manner, (ii) negative perception about the actions or values of our Company, our management or large stockholders, (iii) adverse publicity about our products and Company operations (whether actual or fictitious), (iv) product recalls or failure to maintain the quality of our products, (v) the failure of our products to deliver consistently positive consumer experiences, (vi) concerns about food safety, allergies, or the availability of our products, (vii) concerns about the sustainability of our operations and products, or (viii) the actual impact or perceptions about the impact that our operations or products have on the environment. Customer, vendor, stockholder and government views on our sustainability and environmental practices and values can change quickly due to events beyond our control and we may not be able to effectively change or communicate our practices and values to avoid negative perceptions.

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

We are Dependent Upon Certain Significant Customers Which Could Materially and Adversely Affect Our Financial Condition, Cash Flows and Results of Operations

We are dependent on a few significant customers for a large portion of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 64%, 63% and 61% of net sales in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. There can be no assurance that all significant customers will continue to purchase our branded or private brand products in the same quantities, same product mix or on the same terms as in the past, particularly as increasingly powerful retailers demand lower pricing, different packaging, larger marketing support or payments for retail space, establish private brands or request other terms of sale which negatively impact our profitability or sales. Many of our largest customers emphasize sales at physical locations and a significant shift to Internet sales may impact the amount and types of products they purchase from us. A loss of one of our largest customers, a material decrease in purchases by one of our largest customers, the inability to collect a receivable from or a significant business interruption at one of our largest customers would result in decreased sales and would materially and adversely affect our results of operations, financial condition and cash flows.

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

Our Products are Processed at a Limited Number of Production Facilities and any Significant Disruption at any of Our Production Facilities or Disruption with a Third-Party Supplier Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

Our products are shelled, manufactured or otherwise processed at our various production facilities. However, certain nut and nut-related products, including the shelling of peanuts, walnuts and pecans and processing and packaging of certain other products, are conducted only at a single location. If any of these production facilities experience a disruption for any reason, including a work stoppage, power failure, fire, pandemic, terrorism, cyberattack, labor event or weather or climate related condition or natural disaster, this could result in a significant reduction or elimination of the availability of some of our products. In addition, a dispute with, or disruption at, a significant third-party supplier, service provider, distributor or customer may impact our ability to produce, package, market, transport and sell our products. If we were not able to obtain alternate production, shelling or processing capability in a timely manner or on satisfactory terms, this could have a material adverse effect on our financial condition and results of operations.

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

In addition, as part of our Long-Range Plan, we may engage in strategic acquisitions and joint ventures. As part of our Long-Range Plan, we have and intend to make capability related acquisitions and investments in and enter into strategic relationships with growth-stage companies to take advantage of our manufacturing and supply chain expertise and diversify our product line. However, we may be unsuccessful in managing completed acquisitions, joint ventures, or investments; identifying additional acquisitions or joint ventures, or negotiating favorable financial or other terms with third parties which are attractive or advantageous to grow or otherwise supplement our existing business. In addition, the identification, negotiation and completion of any acquisition, joint venture, or investment may divert management’s attention from ordinary business matters, require a number of one-time or ongoing advisory costs, result in the loss of employees or customers of our business or the acquired business, involve the assumption of unknown and potentially significant liabilities or result in impairment charges or write-downs if the assumptions underlying the purchase are not satisfied or operating performance suffers. Due to various uncertainties inherent in such activities, we may be unable to achieve a substantial portion of any anticipated benefits or cost savings from previous acquisitions, joint ventures, or investments or other anticipated benefits in the timeframe we anticipate, or at all.

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

We are a publicly traded company and subject to changing rules and regulations of federal and state governments as well as other regulatory entities. These entities, including the Public Company Accounting Oversight Board, the SEC, the Department of Justice and the Nasdaq Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress or otherwise. In addition, many states are enacting laws and issuing rules and regulations that may conflict with the laws of other states or require specific actions in response to those laws, rules and regulations. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. Failure to comply with any law or regulation could subject us to civil or criminal remedies, including fines and injunctions, which could materially and adversely affect our results of operations.

Operational, Legal, Economic, Political and Social Risks of Doing Business in International Markets and Other Foreign Countries May Have a Material Adverse Effect on Our Results of Operations

Approximately 31% of the dollar value of our total nut purchases for fiscal 2023 were made from foreign countries. We purchase our cashews from Vietnam and certain West African countries and some of our pecans from Mexico. We also purchase sunflower oil and certain other ingredients that are sourced from Ukraine. To this extent, we are exposed to various risks inherent in international markets, including increased governmental ownership and regulation of the economy, greater likelihood of inflation and adverse economic conditions, governmental attempts to control inflation, such as setting interest rates and maintaining wage and price controls, supply reduction into the United States from increased demand in foreign countries, international competition, compliance with, and subjection to, foreign laws, including our ability to protect our intellectual property, such as our brands, compliance with U.S. laws and regulations related to conduct in foreign countries, such as the Foreign Corrupt Practices Act, currency exchange rates, potential for contractual defaults or forced renegotiations on purchase contracts with limited legal recourse, foreign countries’ response to the aftereffects of COVID-19, tariffs, quotas, duties, import and export restrictions, sanctions, armed hostilities and other barriers to trade that may reduce our profitability or sales and civil unrest, armed hostilities and significant political instability.

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

Inability to Protect Our Intellectual Property or Avoid Intellectual Property Disputes Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We consider our intellectual property rights, particularly and most notably our brand trademarks (such as our Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts and Just the Cheese trademarks), but also our patents, trade secrets, know-how copyrights and licensing agreements, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, service mark, trademark, copyright and trade secret laws, as well as licensing agreements, third-party nondisclosure and assignment agreements and policing of third-party misuses of our intellectual property both domestically and internationally. Our failure to obtain or adequately protect our trademarks, products, new features of our products, or our trade secrets and technology, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially and adversely affect our financial condition and results of operations.

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

Financial Risks

Certain of Our Stockholders Possess a Majority of Aggregate Voting Power in the Company and Stockholders within The Sanfilippo Group Have Pledged Shares of their Class A Stock, Which May Make a Takeover or Change in Control More or Less Difficult and Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As of August 23, 2023, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Sanfilippo, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 50.6% voting interest in the Company. As of August 23, 2023, Michael J. Valentine (the “Valentine Group”) owns or controls Common Stock (one vote per share) and Class A Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 23.8% voting interest in the Company. In addition, the Sanfilippo Group and the Valentine Group as holders of the Class A Stock are entitled to elect seven Class A Directors, which represents 70% of our entire Board of Directors. As a result, the Sanfilippo Group and the Valentine Group together are able to direct the election of a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert certain influence on our business, or take certain actions, that cannot be counteracted by another stockholder or group of stockholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of our stockholders, including any amendments to our certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent or cause dividends, or a change in control or sale of the Company, which may or may not be in the best interests of other stockholders, and can take other actions that may be less favorable to other stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations, which could materially and adversely affect our financial condition, results of operations and cash flows.

In addition, several stockholders within the Sanfilippo Group that beneficially own a significant interest in our Company have pledged shares of the Company’s Class A Stock that they own to secure loans made to them by financial institutions. Such pledges are by stockholders (trusts) rather than individual directors or officers. If a stockholder defaults on any of its obligations under these pledge agreements or the related loan documents, these banks may have the right to sell the pledged shares. Such a sale could cause our Company’s stock price to decline. Many of the occurrences that could result in a foreclosure of the pledged shares are out of our control and are unrelated to our operations. Because these shares are pledged to secure loans, the occurrence of an event of default could result in a sale of pledged shares that could cause a change of control of our Company, even when such a change may not be in the best interests of our stockholders, and it could also result in a default under certain material contracts to which we are a party, including an event of default under the Amended and Restated Credit Agreement dated as of May 8, 2023 by and among the Company, Wells Fargo Capital Finance, LLC, as arranger and administrative agent, and the lenders party to such credit agreement (the “Credit Facility”), which could materially and adversely affect our financial condition, results of operations and cash flows.

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

Impairment in the Carrying Value of Goodwill or Other Intangibles Could Result in the Incurrence of Impairment Charges and Negatively Impact our Financial Condition

At June 29, 2023, we had goodwill of $11.8 million and other intangible assets of $6.7 million, net. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of customer relationships, brand names, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill is not amortized but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the bankruptcy of a significant customer and could result in the incurrence of impairment charges and negatively impact our net worth.

The Way in Which We Measure Inventory May Have a Material Adverse Effect on Our Results of Operations

We physically acquire our inshell nut inventories of pecans, peanuts and walnuts from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of our fiscal year, and receive nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While we perform various procedures periodically to confirm the accuracy of our bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations in quantities and yields, and such adjustments directly affect earnings. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen-month period, at which time revisions to any estimates, which historically averaged less than 1.0% (but it cannot be guaranteed to continue under this level) of inventory purchases, are also recorded. The precise amount of our bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. The majority of bulk-stored nut inventories at June 29, 2023 will be processed during the first half of fiscal 2024 and any adjustment to our bulk stored nut inventory quantity will be recorded at that time. There can be no assurance that any bulk stored nut inventory quantity adjustments will not have a material adverse effect on our results of operations in the future.

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

As described below in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, the Mortgage Facility (as defined below) was secured by mortgages on essentially all of our owned real property located in Elgin, Illinois and Gustine, California, but such mortgages have been released in connection with the maturity and repayment of such facility in fiscal 2023.

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

(1)
The sale and lease back of the Selma properties to related party partnerships was consummated in fiscal 2007. See Note 8 —“Long-Term Debt” of the Notes to the Consolidated Financial Statements.
(2)
The Elgin Office Building (part of the Elgin Site) was acquired in April 2005. Approximately 69% of the Elgin Office Building is currently vacant. Approximately 29% of the rentable area has not been built-out. The vacant portion of the office building may be leased to third parties; however, there can be no assurance that we will be able to lease the unoccupied space. Further capital expenditures will likely be necessary to fully lease the remaining space.

After the fire that occurred at our Garysburg facility during fiscal 2020, the Company decided to cease all operations permanently during fiscal 2021 and sell the facility. The property and remaining equipment were sold during the first quarter of fiscal 2022. See Note 19 — “Garysburg, North Carolina Facility” of the Notes to the Consolidated Financial Statements for additional information.

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

The Selma facility is used for our automated pecan shelling, packaging, bulk packaging, warehousing and distribution operations. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. During fiscal 2023, we processed approximately 34 million inshell pounds of pecans at the Selma facility. The quantity of pecans processed varies depending on the amount of inshell nuts purchased due to, among other things, commodity acquisition cost risk, the size and cost of the crop, the impact of international demand and expected demand based on our current sales forecast.

The Bainbridge facility is located in the largest peanut producing region in the United States and is used for peanut shelling and peanut butter production. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to our customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2023, the Bainbridge facility shelled approximately 94 million inshell pounds of peanuts.

The Gustine facility is used for walnut shelling, pasteurization, processing, bulk packaging, warehousing and distribution. This facility has the capacity to shell in excess of 60 million inshell pounds of walnuts annually. During fiscal 2023, the Gustine facility shelled approximately 30 million inshell pounds of walnuts. The quantity of walnuts shelled will vary depending on the amount of inshell nuts purchased due to, among other things, commodity acquisition cost risk, the size and cost of the crop, the impact of international demand, and expected demand based on our current sales forecast.

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

For a discussion of legal proceedings, investigations, settlements and other contingencies, see Note 10 — “Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 4 — Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for our annual meeting of stockholders to be held on November 2, 2023. Below are our executive officers as of August 23, 2023:

Jeffrey T. Sanfilippo, Chief Executive Officer, age 60 — Mr. Sanfilippo has been employed by us since 1991 and in November 2006 was named our Chief Executive Officer. Mr. Sanfilippo served as our Executive Vice President Sales and Marketing from January 2001 to November 2006. He served as our Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of our Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995, and Mr. Sanfilippo served as Vice President Sales and Marketing from October 1995 to August 1999. Mr. Sanfilippo is responsible for overseeing our Sales, Marketing, Food Safety and Human Resource departments.

Frank S. Pellegrino, Chief Financial Officer, Executive Vice President, Finance and Administration, and Treasurer, age 49 — Mr. Pellegrino has been employed by us since January 2007. In August 2021, Mr. Pellegrino was promoted to Chief Financial Officer. In August 2020, Mr. Pellegrino was promoted to Executive Vice President, Finance and Administration. Mr. Pellegrino served as our Senior Vice President, Finance from August 2012 to August 2020 and, in August 2016, he was appointed Treasurer. Mr. Pellegrino served as Vice President Finance and Corporate Controller from January 2009 to August 2012. He served as Corporate Controller from September 2007 to January 2009 and as Director of Accounting from January 2007 to September 2007. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger, a business-to-business distributor. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP. Mr. Pellegrino is responsible for our Accounting, Finance, Treasury, Legal and Tax functions, our Information Technology, Contract Packaging and Customer Solutions departments and Investor Relations.

Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary, age 55 — Mr. Sanfilippo has been employed by us since 1991. In November 2006, Mr. Sanfilippo was named our Chief Operating Officer and President and, in May 2007, Mr. Sanfilippo was named our Treasurer and held that position until January 2009. Mr. Sanfilippo served as our Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995 from 2001 to November 2006. Mr. Sanfilippo became a member of our Board of Directors in December 2003. He became our Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 to August 1999. Prior to that, Mr. Sanfilippo was the General Manager of our Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in our Financial Relations Department. Mr. Sanfilippo is responsible for overseeing our Plant Operations, as well as Commodity Procurement and Research and Development functions.

Julia A. Pronitcheva, Senior Vice President, Human Resources, age 47 — Ms. Pronitcheva has been employed by us since May 2011 when she started as our Benefits and Compensation Manager. In July 2013, she was promoted to Senior Total Rewards Manager. In August 2017, she was promoted to Human Resources Director. A year later, in June 2018, she was promoted to lead our Human Resources and Safety functions as Senior Human Resources Director. In January 2019, Ms. Pronitcheva was promoted to Vice President of Human Resources and in November 2022 to Senior Vice President of Human Resources. Previously, Ms. Pronitcheva was employed by Sheffield, Olson and McQueen, Inc., Uponor North America and SIRVA Worldwide Relocation & Moving Services. Ms. Pronitcheva is responsible for talent strategy and solutions that support employees and business objectives focused on growth and high-performing culture.

Michael J. Finn, Vice President, Corporate Controller, age 48 — Mr. Finn has been employed by us since November 2011 when he started as our Assistant Corporate Controller. In August 2021, Mr. Finn was promoted to Vice President, Corporate Controller, and in October 2021, he became the Principal Accounting Officer of the Company. In August 2018, Mr. Finn was promoted to Corporate Controller. He served as our Director, Financial Reporting and Tax from August 2014 to July 2018. Previously, Mr. Finn was Manager of External Reporting at Nalco Company. Prior to that, Mr. Finn was a Senior Manager in the Assurance Practice at BDO, LLP. Mr. Finn has been a Certified Public Accountant (CPA) since 2000. Mr. Finn is responsible for our Accounting, Financial Reporting, and Income Tax functions.

Gina M. Lakatos, Vice President, General Counsel and Secretary, age 40 — Ms. Lakatos has been employed by us since 2022. Previously, she served as the Vice President, General Counsel and Secretary for Sears Hometown Stores. Prior to that, she served as the General Counsel and Chief Operating Officer for Element Health. Prior to her roles as in-house counsel, Ms. Lakatos was a litigator in private practice, representing and advising clients in a wide variety of cases, including in the areas of products liability, business and commercial disputes, and employment actions. Ms. Lakatos is responsible for our Legal and Compliance functions.

RELATIONSHIPS AMONG CERTAIN DIRECTORS AND EXECUTIVE OFFICERS

Below are the relationships among certain directors and executive officers as of August 23, 2023:

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

Michael J. Valentine, a director of the Company, is (i) the brother of James A. Valentine and (ii) the cousin of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo, James J. Sanfilippo, John E. Sanfilippo and Lisa A. Sanfilippo.

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

The graph below compares our cumulative five-year total stockholder return on our Common Stock with the cumulative total returns of the Russell 2000 Consumer Staples Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our Common Stock, in each index (with the reinvestment of all dividends) from June 28, 2018 to June 29, 2023.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among John B. Sanfilippo & Son, Inc., the Russell 2000 Index, and the Russell 2000 Consumer Staples Index

$250
$200
$150
$100
$50
$0
6/28/18
6/27/19
6/25/20
6/24/21
6/30/22
6/29/23
John B. Sanfilippo & Son, Inc.
Russell 2000
Russell 2000 Consumer Staples

*$100 invested on June 28, 2018 in stock or index, including reinvestment of dividends.

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

As of August 23, 2023 there were 42 holders and 16 holders of record of our Common Stock and Class A Stock, respectively.

Under our Restated Certificate of Incorporation, the Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on our common equity. Our current financing agreements, as amended and restated on May 8, 2023, allow us to make up to four cash dividends or distributions of our stock in any fiscal year in an amount not to exceed $75 million in the aggregate per fiscal year. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Arrangements.”

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
•
On July 7, 2022 our Board of Directors declared an annual and special cash dividend of $0.75 and $1.50, respectively, that was paid to holders of Common Stock and Class A Stock on August 31, 2022.
•
On November 3, 2022 our Board of Directors declared a special cash dividend of $1.00 that was paid to holders of Common Stock and Class A Stock on December 21, 2022.
•
On May 2, 2023 our Board of Directors declared a special cash dividend of $1.50 that was paid to holders of Common Stock and Class A Stock on June 22, 2023.
•
Subsequent to the end of fiscal 2023, the Board of Directors declared an annual and special cash dividend of $0.80 and $1.20, respectively, that will be paid to holders of our Common Stock and Class A Stock on September 13, 2023.

For purposes of the calculation of the aggregate market value of our voting stock held by non-affiliates as set forth on the cover page of this Report, we did not consider any of the siblings or spouses of Jasper B. Sanfilippo, Sr. or Mathias A. Valentine, or any of the lineal descendants of either Jasper B. Sanfilippo, Sr., Mathias A. Valentine or such siblings (other than those who are our executive officers, directors or those in the foregoing who have expressly formed a group within the meaning of Section 13(d)(3) of the Exchange Act) as an affiliate. See “Review of Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2023 Annual Meeting and “Relationships Among Certain Directors and Executive Officers” appearing immediately before Part II of this Report.

Securities Authorized under Equity Compensation Plans

The following table sets forth information as of June 29, 2023, with respect to equity securities authorized for issuance pursuant to equity compensation plans previously approved by our stockholders and equity compensation plans not previously approved by our stockholders.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)
Equity compensation plans approved by stockholders — stock options	—	—	546,654
Equity compensation plans approved by stockholders — restricted stock units	155,012	—	546,654
Equity compensation plans not approved by stockholders	—	—	—

Item 6 — Selected Financial Data

The following historical consolidated financial data as of and for the years ended June 29, 2023, June 30, 2022, June 24, 2021, June 25, 2020 and June 27, 2019 was derived from our consolidated financial statements. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The information below is not necessarily indicative of the results of future operations.

Consolidated Statement of Comprehensive Income Data: (dollars in thousands, except per share data)

	Year Ended
	June 29, 2023	June 30, 2022	June 24, 2021	June 25, 2020	June 27, 2019
Net sales	$999,686	$955,868	$858,482	$880,092	$876,201
Cost of sales	788,055	756,241	673,495	704,317	717,931
Gross profit	211,631	199,627	184,987	175,775	158,270
Selling and administrative expenses	121,407	112,190	99,809	97,228	99,746
Income from operations	90,224	87,437	85,178	78,547	58,524
Interest expense	2,159	1,921	1,441	2,005	3,060
Rental and miscellaneous expense, net	1,321	1,347	1,399	1,565	1,089
Pension expense (excluding service costs)	1,394	2,473	2,519	2,266	1,947
Income before income taxes	85,350	81,696	79,819	72,711	52,428
Income tax expense	22,493	19,909	20,078	18,601	12,962
Net income	$62,857	$61,787	$59,741	$54,110	$39,466
Basic earnings per common share	$5.43	$5.36	$5.19	$4.72	$3.45
Diluted earnings per common share	$5.40	$5.33	$5.17	$4.69	$3.43
Cash dividends declared per share	$4.75	$3.00	$5.00	$6.00	$2.55

Consolidated Balance Sheet Data: (dollars in thousands)

	June 29, 2023	June 30, 2022	June 24, 2021	June 25, 2020	June 27, 2019
Working capital	$168,742	$160,402	$124,963	$126,703	$141,434
Total assets	425,287	447,262	398,455	407,457	391,304
Long-term debt, less current maturities	7,102	7,774	10,855	14,730	20,381
Total debt	7,774	51,362	23,383	47,023	27,719
Stockholders’ equity	292,207	278,821	242,494	238,238	254,555

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). However, the fiscal year ended June 30, 2022 consisted of fifty-three weeks with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•
References herein to fiscal 2024 are to the fiscal year ending June 27, 2024.
•
References herein to fiscal 2023, fiscal 2022 and fiscal 2021 are to the fiscal years ended June 29, 2023, June 30, 2022 and June 24, 2021, respectively.

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names and under a variety of private brands. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, nutrition bars, snack bites, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks and other sesame snack products under our brand names and under private brands. In addition, with our December 2022 acquisition of the Just the Cheese brand (the “Acquisition”), we have expanded our product offerings to include baked cheese snack products on a branded and private label basis. We distribute our products in the consumer, commercial ingredients and contract packaging distribution channels.

During fiscal 2022, we created a Long-Range Plan to define our future growth priorities. Our Long-Range Plan focuses on growing our non-branded business across key customers, as well as transforming Fisher, Orchard Valley Harvest and Squirrel Brand into leading brands while increasing distribution and diversifying our portfolio into high growth snacking segments. We will execute on our Long-Range Plan by providing non-branded customer value-added solutions based on our extensive industry and consumer expertise with innovative products such as our newly developed product line of private brand nutrition bars which were introduced during the third quarter of fiscal 2023. We will grow our branded business by reaching new consumers via product expansion and packaging innovation, expanding distribution across current and alternative channels, diversifying our product offerings and focusing on new ways for consumers to buy our products, including sales via e-commerce platforms. This Long-Range Plan also contemplates increasing our sales through product innovation and targeted, opportunistic acquisitions, such as the acquisition of the Just the Cheese brand.

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

Inflation and Consumer Trends

We face changing industry trends as consumers' purchasing preferences evolve. Due to significant inflation, we have seen higher selling prices at retail. With higher prices across our categories and the broader food market, and also due to any actual or potential economic downturn, consumers may purchase fewer snack products. We have seen this through the decline in the recipe and snack nut categories during the 2023 fiscal year, as consumers shift their preferences to private brands or lower priced nuts or purchase snack products outside the nut and trail mix category. With the inflationary environment, we are also seeing signs of consumers shifting to more value-focused retailers, such as mass merchandising retailers, club stores and dollar stores, not all of which we distribute or sell to.

Supply Chain and Transportation

In the 2023 fiscal year, we have faced supply chain challenges related to material shortages, extended lead-times, supplier capacity constraints and inflationary pressures for freight, shipping pallets, packaging, vegetable oils and grains. While we do not have direct exposure to suppliers in Russia or Ukraine, our operations have been negatively impacted by increased inflation, energy and fuel prices. The conflict could continue to result in volatile commodity markets, supply chain disruptions and increased costs. Global supply chain pressures have eased, but we continue to see negative impacts related to macro-economics, geo-political unrest, growing political instability and climate-related events. Overall packaging and ingredient inflation appears to be leveling off but is expected to remain above historical levels. We anticipate pricing relief in some areas in the coming fiscal year, if and as shortages decrease and supply chains improve; however, we expect that some costs may remaining above historical levels or unpredictable for a longer period.

We have seen stabilization in truckload capacity and volume at U.S. ports and improvements with driver hiring, there are still warehouse and dock staff shortages and fuel and energy concerns due to continued unrest abroad coupled with persistent inflation. Instability and prices in the transportation industry may increase in fiscal 2024 due to the bankruptcy of a major U.S.-based trucking company. Fuel prices that were at record highs during spring and summer 2022 have begun to decrease, yet still remain volatile. While there are indicators of transportation cost improvement, and despite our mitigation of some of the transportation shortages and maintaining high service levels, we may continue to face an unpredictable transportation environment. There is no guarantee that our mitigation strategies will continue to be effective, that any transportation capacity easing will continue or that transportation prices will return to more normalized levels.

We have remained agile by proactively identifying risks, modifying inventory plans and diversifying our supplier base to mitigate risk of customer order shortages. We will continue to proactively manage our business in response to the evolving global economic environment and related uncertainty. We continue to prioritize and take steps to mitigate impacts to our supply chain. If these supply chain pressures continue, or we cannot obtain the transportation and labor services needed to fulfill customer orders, such shortages and supply chain issues could have an unfavorable impact on net sales and our operations during in fiscal 2024. Additionally, as costs increase due to these issues or due to overall inflationary pressures, there is an additional risk of not being able to pass (in part or in full) such potential cost increases onto our customers or in a timely manner. If we cannot align costs with prices for our products, our operating performance could be adversely impacted.

Climate Change Impacts

Similar to other commodity dependent businesses, extreme weather events from climate change can have an unfavorable impact on our business. Floods, hurricanes, wildfires, tornadoes, blizzards, droughts, mudslides, poor air quality and extreme temperatures can affect our ability to obtain adequate (or acceptable quality) input fruit and nut material and manufacture products in our facilities. These extreme weather events can also have an adverse impact on the transportation industry and supply chains upon which we rely. Climate change can also result in unfavorable impacts that are unique to our business, especially for normal crop development. Below are some examples of essential weather conditions that must be present for normal development of the crops from which we derive the major raw materials we use in our products.

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

Annual Highlights

•
Our net sales for fiscal 2023 increased $43.8 million, or 4.6%, to $999.7 million compared to fiscal 2022.
•
Gross profit increased $12.0 million, while our gross profit margin, as a percentage of net sales, increased to 21.2% in fiscal 2023 from 20.9% in fiscal 2022.
•
Total operating expenses for fiscal 2023 increased $9.2 million, or 8.2%, to $121.4 million. Operating expenses, as a percentage of net sales, increased to 12.1% compared to 11.7% of net sales in fiscal 2022.
•
Diluted earnings per share increased approximately 1.3% compared to last fiscal year.
•
Our strong financial position allowed us to pay cash dividends totaling $54.9 million during fiscal 2023.
•
The total value of inventories on hand at the end of fiscal 2023 decreased $31.9 million, or 15.6%, in comparison to the total value of inventories on hand at the end of fiscal 2022. We have seen acquisition costs for all major tree nuts decrease and acquisition costs for peanuts increase modestly in the 2022 crop year (which falls into our 2023 fiscal year).

Results of Operations

The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2023 to fiscal 2022 and from fiscal 2022 to fiscal 2021.

	Percentage of Net Sales			Percentage Change
	Fiscal 2023	Fiscal 2022	Fiscal 2021	Fiscal 2023 vs. 2022	Fiscal 2022 vs. 2021
Net sales	100.0%	100.0%	100.0%	4.6%	11.3%
Gross profit	21.2	20.9	21.5	6.0	7.9
Selling expenses	7.7	8.0	7.3	(0.1)	22.0
Administrative expenses	4.5	3.9	4.3	18.4	2.4

Fiscal 2023 Compared to Fiscal 2022

Net Sales

Our net sales increased 4.6% to $999.7 million for fiscal 2023 from $955.9 million for fiscal 2022. The increase in net sales was primarily due to a 6.5% increase in the weighted average selling price per pound, slightly offset by a 1.8% decrease in sales volume, which is defined as pounds sold to customers. The increase in the weighted average selling price resulted from higher commodity acquisition costs for pecans, cashews, peanuts and dried fruit that were procured in the 2021 crop year. The decrease in sales volume resulted primarily from to the fourth quarter of the prior year containing an extra week.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments from gross sales to net sales, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2023	Fiscal 2022
Peanuts & Peanut Butter	19.0%	18.0%
Pecans	11.4	10.1
Cashews & Mixed Nuts	20.7	22.6
Walnuts	5.6	5.8
Almonds	8.8	10.2
Trail & Snack Mixes	27.2	26.9
Other	7.3	6.4
Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2023	Fiscal 2023 Percent of Total	Fiscal 2022	Fiscal 2022 Percent of Total	$ Change	Fiscal 2023 to Fiscal 2022 Percent Change
Consumer (1)	$785,646	78.6%	$749,895	78.5%	$35,751	4.8%
Commercial Ingredients	123,094	12.3	120,577	12.6	2,517	2.1
Contract Packaging	90,946	9.1	85,396	8.9	5,550	6.5
Total	$999,686	100.0%	$955,868	100.0%	$43,818	4.6%

(1)
Sales of branded products were approximately 21% and 22% of total consumer channel sales during fiscal 2023 and 2022, respectively. Fisher branded products were approximately 64% and 62% of branded sales during fiscal 2023 and 2022, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased $35.8 million, or 4.8%, and sales volume decreased 1.9% in fiscal 2023 compared to fiscal 2022. The increase in net sales was primarily due to a 6.8% increase in weighted average sales price per pound. The sales volume decrease was primarily due to the fourth quarter of the prior year containing an extra week and lost private brand distribution at a grocery store retailer that occurred in the fourth quarter of fiscal 2022. Sales volume for Fisher snack nuts decreased 18.2% primarily due to decreased display activity and the negative impact on consumption resulting from increased sale prices at a major customer. Sales volume of Orchard Valley Harvest products increased 4.5% primarily driven by increased trade and promotional activity at a major customer in the non-food sector. Sales volume of Southern Style Nuts decreased 7.9% due to decreased promotional activity at a current club customer.

Net sales in the commercial ingredients distribution channel increased 2.1% in dollars and sales volume decreased 0.1% in fiscal 2023 compared to fiscal 2022.

Net sales in the contract packaging distribution channel increased 6.5% in dollars and sales volume decreased 3.2% in fiscal 2023 compared to fiscal 2022. The decrease in sales volume was primarily due to the fourth quarter of the prior year containing an extra week and decreased sales volume of peanut products to an existing major customer.

Gross Profit

Gross profit increased 6.0% to $211.6 million in fiscal 2023 from $199.6 million in fiscal 2022. The increase in gross profit was mainly due to a higher net sales base. Our gross profit margin, as a percentage of sales, increased to 21.2% for fiscal 2023 from 20.9% for fiscal 2022.

Operating Expenses

Total operating expenses for fiscal 2023 increased $9.2 million to $121.4 million. Operating expenses as a percent of net sales were 12.1% for fiscal 2023 compared to 11.7% for fiscal 2022.

Selling expenses for fiscal 2023 were $76.8 million, an decrease of $0.1 million, or 0.1%, over the amount recorded for fiscal 2022. The decrease was driven by a $4.0 million decrease in freight expense due to a decreasing freight rates and fewer shipped sales pounds compared to fiscal 2022, and was largely offset by a $2.7 million increase in compensation expense, a $0.6 increase in sales broker commission expense and a $0.5 million increase in sample expense related to a new product line.

Administrative expenses for fiscal 2023 were $44.6 million, an increase of $6.9 million, or 18.4%, from the amount recorded for fiscal 2022. The increase was due to a $4.8 million increase in compensation expense, primarily incentive compensation, a $1.0 million loss on an equity investment, a $0.6 million increase in charitable food donations, and a $0.5 million increase in audit and legal expenses primarily for Acquisition-related costs.

The $2.3 million gain on sale of facility in fiscal 2022 was the result of the sale of our Garysburg, North Carolina facility.

Income from Operations

Due to the factors discussed above, income from operations was $90.2 million, or 9.0% of net sales, for fiscal 2023, compared to $87.4 million, or 9.1% of net sales, for fiscal 2022.

Interest Expense

Interest expense was $2.2 million for fiscal 2023 compared to $1.9 million for fiscal 2022. The increase in interest expense was due to higher weighted average interest rates.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $1.3 million for both fiscal 2023 and fiscal 2022.

Pension Expense (Excluding Service Costs)

Pension expense (excluding service costs) was $1.4 million for fiscal 2023 compared to $2.5 million for fiscal 2022 primarily due to a reduction in the amortization of unrecognized net loss, due to the change in discount rate.

Income Tax Expense

Income tax expense was $22.5 million, or 26.4% of income before income taxes (the "Effective Tax Rate"), for fiscal 2023 compared to $19.9 million, or 24.4% of income before income taxes, for fiscal 2022. Our fiscal 2023 Effective Tax Rate is greater than fiscal 2022 due to an increase in state income tax expense related to both the settlement of a State of Illinois audit of fiscal 2019 and fiscal 2020 and the remeasurement of our state deferred tax assets due to a change in the blended state tax rate.

Net Income

Net income was $62.9 million, or $5.43 per common share basic and $5.40 per common share diluted, for fiscal 2023, compared to $61.8 million, or $5.36 per common share basic and $5.33 per common share diluted, for fiscal 2022, due to the factors discussed above.

Fiscal 2022 Compared to Fiscal 2021

The discussion of our results of operations for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 24, 2021 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 and such discussion is incorporated by reference herein.

Liquidity and Capital Resources

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Long-Range Plan through growing our branded and private label programs, return cash to our stockholders through dividends, repay indebtedness and pay amounts owed under the SERP (as defined below). Also, various uncertainties, including cost uncertainties, could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products, increase consumer insight capabilities and promotional efforts, reinvest in the Company through capital expenditures, develop new products, pay cash dividends, consummate strategic investments and business acquisitions, such as the Acquisition, and explore other growth strategies outlined in our Long-Range Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the last two fiscal years (dollars in thousands):

	June 29, 2023	June 30, 2022	2023 to 2022 $ Change
Operating activities	$124,655	$19,604	$105,051
Investing activities	(24,287)	(11,376)	(12,911)
Financing activities	(98,835)	(8,485)	(90,350)
Total change in cash	$1,533	$(257)	$1,790

Operating Activities. Net cash provided by operating activities was $124.7 million in fiscal 2023, an increase of $105.1 million compared to fiscal 2022. The increase in operating cash flow was primarily due to a decreased use of working capital for inventory compared to fiscal 2022 as a result of decreasing commodity acquisition costs. Inventories decreased $31.9 million in fiscal 2023 compared to a $56.9 million increase in inventories in fiscal 2022, which resulted in a favorable change in cash of $88.8 million.

Total inventories were $172.9 million at June 29, 2023, an decrease of $31.9 million, or 15.6%, from the inventory balance at June 30, 2022. The decrease was primarily due to lower commodity acquisition costs for all major tree nuts and dried fruit input stocks and lower quantities of almonds on hand, which was partially offset by higher quantities of peanuts on hand at year end.

Raw nut and dried fruit input stocks, some of which are classified as work in process, increased 4.9 million pounds, or 11.1%, at June 29, 2023 compared to June 30, 2022. The weighted average cost per pound of raw nut and dried fruit input stocks on hand at the end of fiscal 2023 decreased by 24.3% compared to the end of fiscal 2022, primarily due to lower commodity acquisition costs for all major tree nuts and dried fruit input stocks.

As of June 29, 2023, there are known purchase obligations of $355.7 million which are expected to be settled during fiscal 2024. These purchase obligations primarily represent inventory purchase commitments; however, these amounts exclude purchase commitments under walnut purchase agreements due to the uncertainty of pricing and quantity.

Additional contractual cash obligations include amounts owed for lease commitments and the payments to former officers under our Supplemental Employee Retirement Plan (“SERP”). We believe cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for all contractual cash obligations. See Note 4 — “Leases” and Note 15 — “Retirement Plan” of the Notes to Consolidated Financial Statements for additional information and future maturities.

Investing Activities. Cash used in investing activities was $24.3 million in fiscal 2023. Capital expenditures accounted for a $20.7 million use of cash in fiscal 2023. The $3.5 million purchase price for the acquisition of the Just the Cheese brand also contributed to the increase in cash used for investing activities.

Cash used in investing activities was $11.4 million in fiscal 2022. Capital expenditures accounted for a $17.8 million use of cash in fiscal 2022, which was offset in part by $4.0 million of net proceeds received from the disposition of the Garysburg, North Carolina facility and the $3.2 million of cash proceeds resulting from the Sanfilippo family's exercise of their contractual purchase option and our resulting sale of certain life insurance policies to the Sanfilippo family.

We expect total capital expenditures for equipment purchases and upgrades, facility maintenance and food safety enhancements for fiscal 2024 to be approximately $22.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for capital expenditures.

Financing Activities. Cash used in financing activities was $98.8 million during fiscal 2023. We paid dividends totaling $54.9 million in fiscal 2023. We repaid $3.2 million of long-term debt during fiscal 2023, $2.5 million of which was related to the Mortgage Facility (as defined below). There was a net decrease in borrowings outstanding under our Credit Facility of $40.4 million during fiscal 2023 primarily due to decreasing commodity acquisition costs and improved operating cash flows. See Note 7 — “Revolving Credit Facility” and Note 8 — “Long-Term Debt” of the Notes to Consolidated Financial Statements for additional information and future maturities.

Cash used in financing activities was $8.5 million during fiscal 2022. We paid dividends totaling $34.5 million in fiscal 2022. We repaid $3.8 million of long-term debt during fiscal 2022, $3.3 million of which was related to the Mortgage Facility. There was a net increase in borrowings outstanding under our Credit Facility of $31.8 million during fiscal 2022 primarily due to increasing commodity acquisition costs.

Financing Arrangements

On February 7, 2008, we entered into the Former Credit Agreement (as defined below) with a bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility. Also on February 7, 2008, we entered into a Loan Agreement with an insurance company providing us with two term loans for an aggregate amount of $45.0 million (as amended, the “Mortgage Facility”). The Mortgage Facility was repaid in full in the third quarter of fiscal 2023 and the related mortgages on our owned real property located in Elgin, Illinois and Gustine, California have been released.

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

On May 8, 2023, we entered into the First Amendment to our Credit Facility (the "First Amendment") which replaced the London interbank offered rate (LIBOR) interest rate option with the Secured Overnight Financing Rate ("SOFR"). The First Amendment updated the accrued interest rate to a rate based on SOFR plus an applicable margin based upon the borrowing base calculation, ranging from 1.35% to 1.85%.

At our election, borrowings under the Credit Facility currently accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under the borrowing base calculation, ranging from 0.25% to 0.75% or (ii) a rate based upon SOFR plus an applicable margin.

The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility. As of June 29, 2023, we were in compliance with all covenants under the Credit Facility, and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At June 29, 2023, we had $113.3 million of available credit under the Credit Facility. If this entire amount were borrowed at June 29, 2023, we would still be in compliance with all restrictive covenants under the Credit Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of June 29, 2023, $7.8 million of the debt obligation was outstanding.

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

Revenue Recognition

The Company records revenue based on a five-step model in accordance with Accounting Standards Codification (“ASC”) Topic 606. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. We sell our products under some arrangements which include customer contracts that fix the sales price for periods, which typically can be up to one year for some commercial ingredient customers. We also sell our products through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and some commercial ingredient users. We recognize revenue as performance obligations are fulfilled, which occurs when control passes to our customers. We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. We reduce revenue for estimated promotion allowances, volume and customer rebates and marketing allowances, among others. These reductions in revenue are considered variable consideration and are recorded in the same period the related sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. See Note 3 — “Revenue Recognition” below for additional information on revenue recognition.

Retirement Plan

In order to measure the annual expense and calculate the liability associated with our SERP, management must make a variety of estimates including, but not limited to, discount rates, compensation increases and anticipated mortality rates. The estimates used by management are based on our historical experience as well as current facts and circumstances. We use a third-party specialist to assist management in appropriately measuring the expense associated with this employment-related benefit. Different estimates used by management could result in us recognizing different amounts of expense over different periods of time.

We recognize net actuarial gains or losses in excess of 10% of the plan’s projected benefit obligation into current period expense over the average remaining expected service period of active participants.

The most significant assumption for pension plan accounting is the discount rate. We select a discount rate each year (as of our fiscal year end measurement date) for our plan based upon a hypothetical corporate bond portfolio for which the cash flows match the year-by-year projected benefit cash flows for our pension plan. The hypothetical bond portfolio is comprised of high-quality fixed income debt securities (usually Moody’s Aa3 or higher) available at the measurement date. Based on this information, the discount rate selected by us for determination of pension expense was 4.68% for fiscal 2023, 2.89% for fiscal 2022, and 2.69% for fiscal 2021. A 25-basis point increase or decrease in our discount rate assumption for fiscal 2023 would have resulted in an immaterial change in our pension expense for fiscal 2023. For our year end pension obligation determination, we selected discount rates of 5.12% and 4.68% for fiscal years 2023 and 2022, respectively.

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

We are unable to engage in hedging activity related to commodity prices, because there are no established futures markets for nuts; therefore, we can only attempt to pass on the commodity cost increases in the form of price increases to our customers. A hypothetical 1% increase in material costs, without a corresponding price increase, would have decreased gross profit approximately $6.0 million for fiscal 2023. See Part I, Item 1A — “Risk Factors” for a further discussion of the risks and uncertainties related to commodity prices of raw materials and the impact thereof on our business.

Approximately 31% of the dollar value of our total nut purchases for fiscal 2023 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country from where the nuts are purchased, or to other major foreign currencies such as the euro.

We are exposed to interest rate risk on our Credit Facility, our only variable rate credit facility, because we have not entered into any hedging instruments which fix the floating rate or offset an increase in the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had approximately a $0.1 million impact on our net income and cash flows from operating activities for fiscal 2023.

Item 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of John B. Sanfilippo & Son, Inc. and its subsidiaries (the “Company”) as of June 29, 2023 and June 30, 2022, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows, for each of the three years in the period ended June 29, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 29, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 29, 2023 and June 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

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

Valuation of the Projected Benefit Obligation related to the Supplemental Employee Retirement Plan (SERP)

As described in Note 15 to the consolidated financial statements, the Company’s projected benefit obligation related to the SERP is $28.0 million as of June 29, 2023. The SERP is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. Benefits paid to retirees are based on age at retirement, years of credited service, and average compensation. The most significant assumption related to the Company’s SERP is the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future.

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

August 23, 2023

We have served as the Company’s auditor since 1982.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 29, 2023 and June 30, 2022

(dollars in thousands, except share and per share amounts)

	June 29, 2023	June 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,948	$415
Accounts receivable, less allowance for doubtful accounts of $283 and $267, respectively	72,734	69,611
Inventories	172,936	204,855
Prepaid expenses and other current assets	6,812	8,283
TOTAL CURRENT ASSETS	254,430	283,164
PROPERTY, PLANT AND EQUIPMENT:
Land	9,150	9,150
Buildings	104,150	102,810
Machinery and equipment	261,706	245,111
Furniture and leasehold improvements	5,275	5,296
Vehicles	729	614
Construction in progress	7,123	6,471
	388,133	369,452
Less: Accumulated depreciation	267,336	252,371
	120,797	117,081
Rental investment property, less accumulated depreciation of $14,439 and $13,632, respectively	14,684	15,491
TOTAL PROPERTY, PLANT AND EQUIPMENT	135,481	132,572
OTHER LONG TERM ASSETS:
Intangible assets, net	6,658	8,065
Deferred income taxes	3,592	3,236
Goodwill	11,750	9,650
Operating lease right-of-use assets	6,427	2,303
Other assets	6,949	8,272
TOTAL ASSETS	$425,287	$447,262

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 29, 2023 and June 30, 2022

(dollars in thousands, except share and per share amounts)

	June 29, 2023	June 30, 2022
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$—	$40,439
Current maturities of long-term debt, net, including related party debt of $672 and $614, respectively	672	3,149
Accounts payable	42,680	47,720
Bank overdraft	285	214
Accrued payroll and related benefits	27,572	18,888
Other accrued expenses	14,479	12,352
TOTAL CURRENT LIABILITIES	85,688	122,762
LONG-TERM LIABILITIES:
Long-term debt, less current maturities, net, including related party debt of $7,102 and $7,774, respectively	7,102	7,774
Retirement plan	26,653	28,886
Long-term operating lease liabilities, net of current portion	4,771	1,076
Long-term workers' compensation liabilities	7,321	7,562
Other	1,545	381
TOTAL LONG-TERM LIABILITIES	47,392	45,679
TOTAL LIABILITIES	133,080	168,441
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 9,076,326 and 9,047,359 shares issued, respectively	91	90
Capital in excess of par value	131,986	128,800
Retained earnings	161,512	153,589
Accumulated other comprehensive loss	(204)	(2,480)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)
TOTAL STOCKHOLDERS’ EQUITY	292,207	278,821
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$425,287	$447,262

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended June 29, 2023, June 30, 2022 and June 24, 2021

(dollars in thousands, except share and per share amounts)

	Year Ended June 29, 2023 (52 Weeks)	Year Ended June 30, 2022 (53 Weeks)	Year Ended June 24, 2021 (52 Weeks)
Net sales	$999,686	$955,868	$858,482
Cost of sales	788,055	756,241	673,495
Gross profit	211,631	199,627	184,987
Operating expenses:
Selling expenses	76,803	76,882	63,020
Administrative expenses	44,604	37,657	36,789
Gain on sale of facility, net	—	(2,349)	—
Total operating expenses	121,407	112,190	99,809
Income from operations	90,224	87,437	85,178
Other expense:
Interest expense including $750, $788 and $653 to related parties, respectively	2,159	1,921	1,441
Rental and miscellaneous expense, net	1,321	1,347	1,399
Pension expense (excluding service costs)	1,394	2,473	2,519
Total other expense, net	4,874	5,741	5,359
Income before income taxes	85,350	81,696	79,819
Income tax expense	22,493	19,909	20,078
Net income	62,857	61,787	59,741
Other comprehensive income (loss), net of tax:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	21	1,077	1,229
Net actuarial gain (loss) arising during the period	2,255	5,468	(1,624)
Other comprehensive income (loss), net of tax	2,276	6,545	(395)
Comprehensive income	$65,133	$68,332	$59,346
Net income per common share — basic	$5.43	$5.36	$5.19
Net income per common share — diluted	$5.40	$5.33	$5.17
Cash dividends declared per share	$4.75	$3.00	$5.00
Weighted average shares outstanding — basic	11,576,852	11,537,699	11,500,494
Weighted average shares outstanding — diluted	11,642,046	11,593,949	11,559,280

The accompanying notes are an integral part of these consolidated financial statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended June 29, 2023, June 30, 2022 and June 24, 2021

(dollars in thousands, except per share amounts)

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Loss	Stock	Total
Balance, June 25, 2020	2,597,426	$26	8,939,890	$89	$123,899	$124,058	$(8,630)	$(1,204)	$238,238
Net income						59,741			59,741
Cash dividends ($5.00 per common share)						(57,463)			(57,463)
Pension liability amortization, net of income tax expense of $432							1,229		1,229
Pension liability adjustment, net of income tax benefit of $571							(1,624)		(1,624)
Equity award exercises, net of shares withheld for employee taxes			48,922	1	(536)				(535)
Stock-based compensation expense					2,908				2,908
Balance, June 24, 2021	2,597,426	$26	8,988,812	$90	$126,271	$126,336	$(9,025)	$(1,204)	$242,494
Net income						61,787			61,787
Cash dividends ($3.00 per common share)						(34,534)			(34,534)
Pension liability amortization, net of income tax expense of $378							1,077		1,077
Pension liability adjustment, net of income tax benefit of $1,922							5,468		5,468
Equity award exercises, net of shares withheld for employee taxes			58,547	—	(1,036)				(1,036)
Stock-based compensation expense					3,565				3,565
Balance, June 30, 2022	2,597,426	$26	9,047,359	$90	$128,800	$153,589	$(2,480)	$(1,204)	$278,821
Net income						62,857			62,857
Cash dividends ($4.75 per common share)						(54,934)			(54,934)
Pension liability amortization, net of income tax expense of $7							21		21
Pension liability adjustment, net of income tax expense of $752							2,255		2,255
Equity award exercises, net of shares withheld for employee taxes			28,967	1	(379)				(378)
Stock-based compensation expense					3,565				3,565
Balance, June 29, 2023	2,597,426	$26	9,076,326	$91	$131,986	$161,512	$(204)	$(1,204)	$292,207

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 29, 2023, June 30, 2022 and June 24, 2021

(dollars in thousands)

	Year Ended June 29, 2023 (52 Weeks)	Year Ended June 30, 2022 (53 Weeks)	Year Ended June 24, 2021 (52 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,857	$61,787	$59,741
Depreciation and amortization	20,513	18,286	18,308
Loss (gain) on disposition of properties, net	281	(1,753)	(2,717)
Deferred income tax expense	(1,115)	551	840
Stock-based compensation expense	3,565	3,565	2,908
Loss on previously held equity interest	1,000	—	—
Change in assets and liabilities, net of Acquisition:
Accounts receivable, net	(3,123)	(3,277)	(9,391)
Inventories	32,159	(56,857)	24,070
Prepaid expenses and other current assets	1,471	285	(253)
Accounts payable	(5,036)	(94)	11,442
Accrued expenses	10,915	(4,641)	(1,487)
Income taxes receivable/payable	(104)	(1,841)	(2,302)
Other long-term liabilities	4,618	(964)	(765)
Other long-term assets	(4,653)	1,745	1,481
Other, net	1,307	2,812	2,822
Net cash provided by operating activities	124,655	19,604	104,697
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,732)	(17,754)	(25,176)
Acquisition of Just the Cheese brand	(3,500)	—	—
Proceeds from insurance recoveries	—	—	2,506
Proceeds from dispositions of assets, net	1	3,950	299
Proceeds from the sale of life insurance policies	—	3,225	—
Other, net	(56)	(797)	(579)
Net cash used in investing activities	(24,287)	(11,376)	(22,950)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term (repayments) borrowings	(40,439)	31,786	(18,355)
Principal payments on long-term debt	(3,154)	(3,822)	(5,309)
Increase (decrease) in bank overdraft	71	(879)	(948)
Dividends paid	(54,934)	(34,534)	(57,463)
Taxes paid related to net share settlement of equity awards	(379)	(1,036)	(535)
Net cash used in financing activities	(98,835)	(8,485)	(82,610)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,533	(257)	(863)
Cash and cash equivalents, beginning of period	415	672	1,535
Cash and cash equivalents, end of period	$1,948	$415	$672
Supplemental disclosures of cash flow information:
Interest paid	$2,116	$1,742	$1,319
Income taxes paid, excluding refunds of $120, $139, and $545, respectively	23,427	21,278	21,967

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

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds, and other nuts in the United States. These nuts are sold under our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names and under a variety of private brands. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, snack bites, nutrition bars, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks and other sesame snack products under our brand names and under private brands. In addition, with our acquisition of the Just the Cheese brand, we have expanded our product offerings to include baked cheese snack products on a branded and private label basis. Our products are sold through three primary distribution channels, including food retailers in the consumer channel, commercial ingredient users and contract packaging customers.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on-hand and may periodically include money market instruments that are highly liquid investments. Cash and cash equivalents are carried at cost, which approximates fair value.

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

Depreciation expense for the last three fiscal years is as follows:

	Year Ended June 29, 2023	Year Ended June 30, 2022	Year Ended June 24, 2021
Depreciation expense	$18,746	$16,390	$16,144

Cost is depreciated using the straight-line method over the following estimated useful lives:

Classification	Estimated Useful Lives
Buildings	10 to 40 years
Machinery and equipment	5 to 10 years
Furniture and leasehold improvements	5 to 10 years
Vehicles	3 to 5 years
Computers and software	3 to 10 years

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

Goodwill

Goodwill currently represents the excess of the purchase price over the fair value of the net assets from our acquisition of Squirrel Brand, L.P. which closed in November 2017 and our acquisition of the Just the Cheese brand which closed in December 2022.

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

Under the goodwill qualitative assessment, various events and circumstances that would affect the estimated fair value of our single reporting unit are identified (similar to impairment indicators above). During fiscal 2023, we elected to perform a qualitative impairment test which showed no indicators of goodwill impairment.

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

See Note 4 — “Leases” below for additional information.

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

The carrying values of cash, cash equivalents, trade accounts receivable and accounts payable approximate their fair values at June 29, 2023 and June 30, 2022 because of the short-term maturities and nature of these balances.

The carrying value of our Credit Facility (as defined in Note 7 — “Revolving Credit Facility” below) borrowings approximates fair value at June 29, 2023 because interest rates on this instrument approximate current market rates (Level 2 criteria), the short-term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	June 29, 2023	June 30, 2022
Carrying value of current and long-term debt:	$7,774	$10,927
Fair value of current and long-term debt:	7,421	11,179

The estimated fair value of our current and long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Revenue Recognition

The Company records revenue based on a five-step model in accordance with ASC Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. We sell our products under some arrangements which include customer contracts that fix the sales price for periods, which typically can be up to one year for some commercial ingredient customers. We also sell our products through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and some commercial ingredient users. We recognize revenues as performance obligations are fulfilled, which occurs when control passes to our customers. We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. We reduce revenue for estimated promotion allowances, volume and customer rebates and marketing allowances, among others. These reductions in revenue are considered variable consideration and are recorded in the same period the related sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. See Note 3 — “Revenue Recognition” below for additional information on revenue recognition.

Significant Customers and Concentration of Credit Risk

The highly competitive nature of our business provides an environment for the loss of customers and the opportunity to gain new customers. We are subject to concentrations of credit risk, primarily in trade accounts receivable, and we attempt to mitigate this risk through our credit evaluation process, collection terms and through geographical dispersion of sales. Sales to two customers exceeded 10% of net sales during fiscal 2023, fiscal 2022 and fiscal 2021. In total, sales to these customers represented approximately 51%, 49% and 48% of our net sales in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. In total, net accounts receivable from these customers were 45% and 43% of net accounts receivable at June 29, 2023 and June 30, 2022, respectively.

Marketing and Advertising Costs

Marketing and advertising costs, including consumer insight research and related consulting expenses, are incurred to promote and support branded products primarily in the consumer distribution channel. These costs are generally expensed as incurred, recorded in selling expenses and were as follows for the last three fiscal years:

	Year Ended June 29, 2023	Year Ended June 30, 2022	Year Ended June 24, 2021
Marketing and advertising expense	$13,947	$13,964	$9,172

Shipping and Handling Costs

Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. Shipping and handling costs for the last three fiscal years were as follows:

	Year Ended June 29, 2023	Year Ended June 30, 2022	Year Ended June 24, 2021
Shipping and handling costs	$30,918	$33,851	$26,456

Research and Development Expenses

Research and development expense represents the cost of our research and development personnel and their related expenses and is charged to selling expenses as incurred. Research and development expenses for the last three fiscal years were as follows:

	Year Ended June 29, 2023	Year Ended June 30, 2022	Year Ended June 24, 2021
Research and development expense	$3,362	$2,833	$2,000

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of ASC Topic 718, Compensation — Stock Compensation, by calculating compensation cost based on the grant date fair value. We then amortize compensation expense over the vesting period. The grant date fair value of restricted stock units (“RSUs”) is generally determined based on the market price of our Common Stock on the date of grant. Forfeitures are recognized as they occur, and excess tax benefits or tax deficiencies are recognized as a component of income tax expense.

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

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 29, 2023, we believe that our deferred tax assets are fully realizable.

Earnings per Share

Basic earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock.

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	Year Ended June 29, 2023	Year Ended June 30, 2022	Year Ended June 24, 2021
Weighted average number of shares outstanding — basic	11,576,852	11,537,699	11,500,494
Effect of dilutive securities:
Stock options and restricted stock units	65,194	56,250	58,786
Weighted average number of shares outstanding — diluted	11,642,046	11,593,949	11,559,280

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements adopted in the current fiscal year. There are no recent accounting pronouncements that have not yet been adopted.

NOTE 2 — ACQUISITION OF JUST THE CHEESE BRAND

On December 16, 2022, we completed the acquisition of certain assets of Specialty Cheese Company, Inc. The acquired assets are primarily related to the manufacturing and sale of baked cheese snack products, including those products sold under the Just the Cheese brand, all finished goods inventory and intangible assets. At the time of the closing of the Acquisition, the full purchase price of $3,500 was paid in cash and funded from our Credit Facility (as defined below). Just the Cheese is one of the nation’s leading baked cheese snacking brands and offers 100% real cheese snack bars and cheese crisps. The Acquisition provides us with a product that expands our portfolio into new snacking categories and is anticipated to accelerate growth with our private brand and food service customers. The Acquisition has been accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations”.

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

The customer relationship assets represent the value of the long-term strategic relationship with significant customers who purchase Just the Cheese brand products which we are amortizing over a life of 2.3 years. The brand name asset represents the value of the established Just the Cheese brand name.

Goodwill, which is expected to be deductible for tax purposes, arises from intangible assets that do not qualify for separate recognition and expected synergies from combining the operations related to the Just the Cheese brand with those of the Company. There were no material contingencies recognized or unrecognized associated with the Acquisition.

Due to the immaterial financial nature of the Acquisition, unaudited pro forma results of operations of the Company (as if the Acquisition had taken place at the beginning of fiscal 2022) will not be presented.

Since the Acquisition, we continue to operate in a single reportable operating segment that consists of selling various nut and nut-related products through three sales distribution channels.

NOTE 3 — REVENUE RECOGNITION

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

Significant Payment Terms

Our customer contracts identify the product, quantity, price, payment and final delivery terms. Payment terms usually include early pay discounts. We grant payment terms consistent with industry standards. On a limited basis some payment terms may be extended; however, no payment terms beyond six months are granted at contract inception. The average customer payment is received within approximately 32 days of the invoice date. As a result, we do not adjust the promised amount of consideration for the effects of a significant financing component because the period between our transfer of a promised good or service to a customer and the customer’s payment for that good or service will be six months or less.

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

Disaggregation of Revenue

Revenue disaggregated by distribution channel is as follows:

	For the Year Ended
Distribution Channel	June 29, 2023	June 30, 2022	June 24, 2021
Consumer	$785,646	$749,895	$686,049
Commercial Ingredients	123,094	120,577	92,911
Contract Packaging	90,946	85,396	79,522
Total	$999,686	$955,868	$858,482

NOTE 4 — LEASES

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

It is our accounting policy not to apply lease recognition requirements to short-term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We have also made the policy election to not separate lease and non-lease components for all leases.

The following table provides supplemental information related to operating lease right-of-use assets and liabilities:

	June 29, 2023	June 30, 2022	Affected Line Item in Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$6,427	$2,303	Operating lease right-of-use assets
Total lease right-of-use assets	$6,427	$2,303
Liabilities
Current:
Operating leases	$1,729	$1,258	Other accrued expenses
Noncurrent:
Operating leases	4,771	1,076	Long-term operating lease liabilities
Total lease liabilities	$6,500	$2,334

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	Year Ended June 29, 2023	Year Ended June 30, 2022	Year Ended June 24, 2021
Operating lease costs (a)	$2,215	$1,858	$1,841
Variable lease costs (b)	208	141	71
Total Lease Cost	$2,423	$1,999	$1,912

(a)
Includes short-term leases which are immaterial.
(b)
Variable lease costs consist of sales tax and lease overtime charges.

Supplemental cash flow and other information related to leases was as follows:

	Year Ended June 29, 2023	Year Ended June 30, 2022	Year Ended June 24, 2021
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$1,804	$1,565	$1,562
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$5,749	$244	$574

	June 29, 2023	June 30, 2022
Weighted Average Remaining Lease Term (in years)	4.4	2.3
Weighted Average Discount Rate	6.7%	4.3%

Maturities of operating lease liabilities as of June 29, 2023 are as follows:

Fiscal Year Ending
June 27, 2024	$2,103
June 26, 2025	1,631
June 25, 2026	1,426
June 24, 2027	1,190
June 29, 2028	1,026
Thereafter	140
Total lease payments	7,516
Less imputed interest	(1,016)
Present value of operating lease liabilities	$6,500

At June 29, 2023, the Company has additional operating leases of approximately $380 that have not yet commenced and therefore are not reflected in the Consolidated Balance Sheet and tables above. The leases are scheduled to commence in the first half of fiscal 2024 with an initial lease term ranging from 5 to 6 years.

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

Leasing revenue is as follows:

	Year Ended June 29, 2023	Year Ended June 30, 2022	Year Ended June 24, 2021
Lease income related to lease payments	$1,651	$1,665	$1,827

The future minimum, undiscounted fixed cash flows under non-cancelable tenant operating leases for each of the next five years and thereafter is presented below.

Fiscal Year Ending
June 27, 2024	$2,023
June 26, 2025	1,473
June 25, 2026	972
June 24, 2027	930
June 29, 2028	328
Thereafter	1,814
$7,540

NOTE 5 — INVENTORIES

Inventories consist of the following:

	June 29, 2023	June 30, 2022
Raw material and supplies	$65,430	$77,558
Work-in-process and finished goods	107,506	127,297
	$172,936	$204,855

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following:

	June 29, 2023	June 30, 2022
Customer relationships	$21,350	$21,100
Non-compete agreements	300	270
Brand names	17,070	16,990
Total intangible assets, gross	38,720	38,360
Less accumulated amortization:
Customer relationships	(19,834)	(18,795)
Non-compete agreements	(273)	(248)
Brand names	(11,955)	(11,252)
Total accumulated amortization	(32,062)	(30,295)
Net intangible assets	$6,658	$8,065

Customer relationships relate to the Just the Cheese brand acquisition completed in fiscal 2023, the Squirrel Brand acquisition completed in fiscal 2018 and the Orchard Valley Harvest (“OVH”) acquisition completed in fiscal 2010. The customer relationships resulting from the OVH acquisition were fully amortized in fiscal 2017. The brand names consist primarily of the Squirrel Brand and Southern Style Nuts brand names acquired in fiscal 2018 and the Fisher brand name, which we acquired in a 1995 acquisition. The Fisher brand name was fully amortized in fiscal 2011. The remainder of the brand name relates to Just the Cheese brand acquisition completed in fiscal 2023 and the OVH acquisition, which was fully amortized in fiscal 2015.

Total amortization expense related to intangible assets, which is classified in administrative expense in the Consolidated Statement of Comprehensive Income, was as follows for the last three fiscal years:

	Year Ended June 29, 2023	Year Ended June 30, 2022	Year Ended June 24, 2021
Amortization of intangible assets	$1,767	$1,896	$2,164

Expected amortization expense the next five fiscal years is as follows:

Fiscal Year Ending
June 27, 2024	$1,565
June 26, 2025	1,213
June 25, 2026	880
June 24, 2027	706
June 29, 2028	528

The intangibles related to the Just the Cheese brand acquisition, which are reflected in the above table, and the expected amortization expense is based on the final valuation report with respect to such intangible assets.

Our net goodwill at June 30, 2022 was comprised of $9,650 from the Squirrel Brand acquisition completed in fiscal 2018. Our net goodwill at June 29, 2023 includes an additional $2,100 from the Just the Cheese brand acquisition completed in fiscal 2023. The changes in the carrying amount of goodwill during the two fiscal years ended June 29, 2023 are as follows:

Gross goodwill balance at June 25, 2021	$18,416
Accumulated impairment losses	(8,766)
Net balance at June 25, 2021	9,650
Goodwill acquired during the period	2,100
Net balance at June 29, 2023	$11,750

NOTE 7 — REVOLVING CREDIT FACILITY

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

On May 8, 2023, we entered into the First Amendment to our Credit Facility (the "First Amendment") which replaced the London interbank offered rate (LIBOR) interest rate option with the Secured Overnight Financing Rate ("SOFR"). The First Amendment updated the accrued interest rate to a rate based on SOFR plus an applicable margin based upon the borrowing base calculation, ranging from 1.35% to 1.85%.

At June 29, 2023 there were no borrowings on the line of credit under the Credit Facility and thus no applicable interest rate on the borrowings. At June 29, 2023 and June 30, 2022, our unused letters of credit were $5,810 and $4,814, respectively. At June 30, 2022, the weighted average interest rate for the Credit Facility was 3.41%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25,000, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 29, 2023, we were in compliance with the financial covenant under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the next twelve months. At June 29, 2023, we had $113,310 of available credit under the Credit Facility, which reflects no borrowings and reduced availability as a result of $4,190 in outstanding letters of credit. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

NOTE 8 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 29, 2023	June 30, 2022
Mortgage Facility (“Tranche A”), collateralized by real property, due in monthly installments of $230 including interest at 4.25% per annum with a final payment due March 1, 2023	$—	$2,031
Mortgage Facility (“Tranche B”), collateralized by real property, due in monthly installments of $57 including interest at 4.25% per annum with a final payment due March 1, 2023	—	508
Selma, Texas facility financing obligation to related parties, due in monthly installments of $114 including interest at 9.25% through September 1, 2026	7,774	8,388
Unamortized debt issuance costs	—	(4)
	7,774	10,923
Less: Current maturities, net of unamortized debt issuance costs	(672)	(3,149)
Total long-term debt, net of unamortized debt issuance costs	$7,102	$7,774

On February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36,000 (“Tranche A”) and the other in the amount of $9,000 (“Tranche B”), for an aggregate amount of $45,000 (the “Mortgage Facility”). The Mortgage Facility was secured by mortgages on essentially all of our owned real property located in Elgin, Illinois and Gustine, California (the “Encumbered Properties”). The Mortgage Facility was repaid in full in the third quarter of fiscal 2023 and the related mortgages on our owned real property located in Elgin, Illinois and Gustine, California have been released.

In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14,300 and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties had an initial ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we signed a lease renewal which exercised two five-year renewal options and extended the term of our Selma lease to September 18, 2026. The lease extension also reduced the base monthly lease amount to $103, beginning in September 2016. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. One five-year renewal option remains. Also, we currently have the option to purchase the properties from the lessor at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14,300 purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby the purchase price was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. The balance of the debt obligation outstanding at June 29, 2023 was $7,774.

Aggregate maturities of long-term debt are as follows:

Fiscal Year Ending
June 27, 2024	$672
June 26, 2025	737
June 25, 2026	809
June 24, 2027	887
June 29, 2028	972
Thereafter	3,697
$7,774

NOTE 9 — INCOME TAXES

The provision for income taxes is based entirely on income before income taxes earned in the United States, and is as follows for the last three fiscal years:

	For the Year Ended
	June 29, 2023	June 30, 2022	June 24, 2021
Current:
Federal	$18,393	$14,347	$15,228
State	5,215	5,011	4,010
Total current expense	23,608	19,358	19,238
Deferred:
Deferred federal	(1,164)	1,519	891
Deferred state	49	(968)	(51)
Total deferred (benefit) expense	(1,115)	551	840
Total income tax expense	$22,493	$19,909	$20,078

The reconciliations of income taxes at the statutory federal income tax rate to income tax expense reported in the Consolidated Statements of Comprehensive Income for the last three fiscal years are as follows:

	June 29, 2023	June 30, 2022	June 24, 2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.9	3.7	3.9
Section 162(m) limitation	0.7	0.6	1.1
Research and development tax credit	(0.3)	(0.4)	(0.5)
Share-based compensation shortfall expense (windfall benefit)	0.1	(0.7)	(0.4)
Uncertain tax positions	0.1	0.1	0.1
Other	(0.1)	0.1	—
Effective tax rate	26.4%	24.4%	25.2%

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Deferred tax assets and liabilities are comprised of the following:

	June 29, 2023	June 30, 2022
Deferred tax assets (liabilities):
Accounts receivable	$346	$368
Employee compensation	1,866	1,499
Inventory	371	295
Depreciation	(14,303)	(13,732)
Capitalized leases	1,140	1,196
Goodwill and intangible assets	1,474	2,046
Retirement plan	7,004	7,673
Workers’ compensation	1,950	2,048
Share based compensation	1,642	1,472
Research related expenditures	1,549	—
Other	553	371
Net deferred tax asset	$3,592	$3,236

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

For the years ending June 29, 2023 and June 30, 2022, unrecognized tax benefits and accrued interest and penalties were $448 and $381. Accrued interest and penalties related to uncertain tax positions are not material for any periods presented. Interest and penalties within income tax expense were not material for any period presented. The total gross amounts of unrecognized tax benefits were $463 and $390 at June 29, 2023 and June 30, 2022, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 29, 2023	June 30, 2022	June 24, 2021
Beginning balance	$390	$326	$203
Gross increases — tax positions in prior year	32	1	49
Gross decreases — tax positions in prior year	—	—	—
Settlements	(36)	—	—
Gross increases — tax positions in current year	127	110	110
Lapse of statute of limitations	(50)	(47)	(36)
Ending balance	$463	$390	$326

Unrecognized tax benefits, that if recognized, would affect the annual effective tax rate on income from continuing operations, are as follows:

	June 29, 2023	June 30, 2022	June 24, 2021
Unrecognized tax benefits that would affect annual effective tax rate	$439	$373	$311

During fiscal 2023, the change in unrecognized tax benefits due to statute expiration was not material. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

We file income tax returns with federal and state tax authorities within the United States of America. Our federal tax returns are open for audit for fiscal 2020 through 2022. Our Illinois tax returns are under audit for fiscal 2021. Our Illinois tax return for fiscal 2022 is open for audit. Our California tax returns for fiscal 2019 through 2022 are open for audit. No other tax jurisdictions are material to us.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Litigation

We are currently a party to various legal proceedings in the ordinary course of business. While management presently believes that the ultimate outcomes of these proceedings, individually and in the aggregate, will not materially affect our financial position, results of operations or cash flows, legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur. Unfavorable outcomes could include substantial money damages in excess of any appropriate accruals, which management has established. Were such unfavorable final outcomes to occur, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows.

NOTE 11 — STOCKHOLDERS’ EQUITY

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

NOTE 12 — STOCK-BASED COMPENSATION PLANS

At our annual meeting of stockholders on October 29, 2014, our stockholders approved a new equity incentive plan (the “2014 Omnibus Plan”) under which awards of options and other stock-based awards may be made to employees, officers or non-employee directors of our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards thereunder, which may be in the form of options, restricted stock, RSUs, stock appreciation rights (“SARs”), performance shares, performance units, Common Stock or dividends and dividend equivalents. As of June 29, 2023, there were 546,654 shares of Common Stock that remained authorized for future grants of awards, subject to the limitations set below. Under the terms of the Omnibus Plan, the total number of shares of Common Stock with respect to which options or SARs may be granted in any calendar year to any participant may not exceed 500,000 shares (this limit applies separately with respect to each type of award). Additionally, under the terms of the 2014 Omnibus Plan, for awards of restricted stock, RSUs, performance shares or other stock-based awards that are intended to qualify as performance-based compensation: (i) the total number of shares of Common Stock that may be granted in any calendar year to any participant may not exceed 250,000 shares (this limit applies separately to each type of award) and (ii) the maximum amount that may be paid to any participant for awards that are payable in cash or property other than Common Stock in any calendar year is $5,000. During fiscal 2017, the Board of Directors adopted an equity grant cap which further restricted the number of awards that could be made to any one participant or in the aggregate. The equity grant cap limited the number of awards to 250,000 awards to all participants and 20,000 awards to any one participant in a fiscal year. Except as set forth in the 2014 Omnibus Plan, RSUs have vesting periods of three years for awards to employees and one year for awards to non-employee members of the Board of Directors. Recipients of RSUs have the option to defer receipt of vested shares until a specified later date, typically soon after separation from the Company. We issue new shares of Common Stock upon the vesting of RSUs.

The fair value of RSUs is generally determined based on the market price of our Common Stock on the date of grant. The fair value of RSUs granted for the years ended June 29, 2023, June 30, 2022 and June 24, 2021 was $4,769, $4,065 and $3,829, respectively.

The following is a summary of RSU activity for the year ended June 29, 2023:

Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at June 30, 2022	142,239	$70.42
Granted	64,351	$74.11
Vested (a)	(33,607)	$88.62
Forfeited	(17,971)	$71.60
Outstanding at June 29, 2023	155,012	$67.87

(a)
The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.

At June 29, 2023 there were 38,907 RSUs outstanding that were vested but deferred. At June 30, 2022 there were 23,705 RSUs outstanding that were vested but deferred. The non-vested RSUs at June 29, 2023 will vest over a weighted-average period of 1.4 years. The fair value of RSUs that vested for the years ended June 29, 2023, June 30, 2022 and June 24, 2021 was $2,978, $3,274 and $2,706, respectively.

The following table summarizes compensation cost charged to earnings for all equity compensation plans and the total income tax benefit recognized for the last three fiscal years:

	Year Ended June 29, 2023	Year Ended June 30, 2022	Year Ended June 24, 2021
Compensation cost charged to earnings	$3,565	$3,565	$2,908
Income tax benefit recognized	891	891	727

At June 29, 2023, there was $4,133 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted-average period of 1.4 years.

NOTE 13 — CASH DIVIDENDS

Our Board of Directors declared and we paid the following cash dividends in fiscal 2023 and fiscal 2022:

Declaration Date	Record Date	Dividend Per Share(a)	Total Amount	Payment Date
May 2, 2023	June 1, 2023	$1.50	$17,381	June 22, 2023
November 3, 2022	December 2, 2022	$1.00	$11,572	December 21, 2022
July 7, 2022	August 12, 2022	$2.25	$25,981	August 31, 2022
July 8, 2021	August 10, 2021	$3.00	$34,534	August 25, 2021

(a)
The dividends declared on July 8, 2021 and July 7, 2022 include both the annual and special dividend declared on such date.

On July 18, 2023, our Board of Directors declared a special cash dividend of $1.20 per share and a regular annual cash dividend of $0.80 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company. Refer to Note 20 — “Subsequent Event” below.

NOTE 14 — EMPLOYEE BENEFIT PLANS

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

	Year Ended June 29, 2023	Year Ended June 30, 2022	Year Ended June 24, 2021
401(k) plan expense	$2,746	$2,204	$2,119

Starting in fiscal 2023 we now offer a non-qualified deferred compensation plan to provide executives with the opportunity to accumulate assets for retirement on a tax-deferred basis (the “Plan”). Participants in the Plan can defer up to 80% of their base salary and up to 100% of performance-based compensation. The compensation deferred under this Plan is credited with earnings and losses as determined by the rate of return of reference investments selected by the participants. Participants are fully vested in their respective deferrals and earnings. We may also make discretionary contributions, which vest three years from the crediting date, at full vesting age, or other events as defined and described in the Plan. We invest in corporate owned life insurance contracts (“COLI”) on the lives of designated individuals that are held in a Rabbi Trust (“Trust”) to fund the Plan obligations. The Trust is the owner and beneficiary of such insurance contracts. Our promise to pay amounts deferred under this Plan is an unsecured obligation. Participant’s benefits can be paid out as a lump sum or in annual installments over a term of up to 10 years. The COLI investments are recorded at cash surrender value. The cash surrender value of the life insurance contracts was $282 at June 29, 2023, and is included in Other Long Term Assets in the accompanying Consolidated Balance Sheets. The balances due to participants in the Plan were $304 as of June 29, 2023, and are included in and Other Long Term Liabilities in the accompanying Consolidated Balance Sheets. Matching contribution expense was immaterial for the periods presented.

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

NOTE 15 — RETIREMENT PLAN

The Supplemental Employee Retirement Plan (“SERP”) is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. Benefits paid to retirees are based on age at retirement, years of credited service, and average compensation. We use our fiscal year end as the measurement date for the obligation calculation. Accounting guidance in ASC Topic 715, Compensation — Retirement Benefits, requires the recognition of the funded status of the SERP on the Consolidated Balance Sheet. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are recorded as a component of “Accumulated Other Comprehensive Loss” (“AOCL”).

The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 29, 2023	June 30, 2022
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$29,511	$35,547
Service cost	801	991
Interest cost	1,366	1,018
Actuarial gain	(3,007)	(7,390)
Benefits paid	(654)	(655)
Projected benefit obligation at end of year	$28,017	$29,511

The accumulated benefit obligation, which represents benefits earned up to the measurement date, was $25,277 and $25,960 at June 29, 2023 and June 30, 2022, respectively.

Components of the actuarial (gain) loss are presented below for the fiscal years ended:

	June 29, 2023	June 30, 2022	June 24, 2021
Actuarial (Gain) Loss
Change in assumed pay increases	$(70)	$1,698	$3,319
Change in discount rate	(1,584)	(8,184)	(1,134)
Change in mortality assumptions	—	75	(329)
Other	(1,353)	(979)	339
Actuarial (gain) loss	$(3,007)	$(7,390)	$2,195

The components of the net periodic pension cost are as follows for the fiscal years ended:

	June 29, 2023	June 30, 2022	June 24, 2021
Service cost	$801	$991	$944
Interest cost	1,366	1,018	858
Recognized loss amortization	28	1,455	1,183
Prior service cost amortization	—	—	478
Net periodic pension cost	$2,195	$3,464	$3,463

The most significant assumption related to our SERP is the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future.

We used the following assumptions to calculate the benefit obligation of our SERP as of the following dates:

	June 29, 2023	June 30, 2022
Discount rate	5.12%	4.68%
Average rate of compensation increases	4.50%	4.50%
Bonus payment	45% - 110% of base, paid 4 of 5 years	45% - 110% of base, paid 4 of 5 years

We used the following assumptions to calculate the net periodic costs of our SERP as follows for the fiscal years ended:

	June 29, 2023	June 30, 2022	June 24, 2021
Discount rate	4.68%	2.89%	2.69%
Rate of compensation increases	4.50%	3.38%	3.38%
Mortality	Pri-2012 white collar with MP- 2021 scale	Pri-2012 white collar with MP- 2020 scale	Pri-2012 white collar with MP- 2019 scale
Bonus payment	45% - 110% of base, paid 4 of 5 years	45% - 110% of base, paid 4 of 5 years	60% - 95% of base, paid 4 of 5 years

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

The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal Year
2024	$1,364
2025	1,046
2026	1,282
2027	1,112
2028	1,900
2029 — 2033	8,595

At June 29, 2023 and June 30, 2022, the current portion of the SERP liability was $1,364 and $625, respectively, and recorded in the caption “Accrued payroll and related benefits” on the Consolidated Balance Sheets.

The following table presents the components of AOCL that have not yet been recognized in net pension expense:

	June 29, 2023	June 30, 2022
Unrecognized net loss	$(41)	$(3,076)
Tax effect	(163)	596
Net amount unrecognized	$(204)	$(2,480)

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the last two fiscal years. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	Year Ended June 29, 2023	Year Ended June 30, 2022
Balance at beginning of period	$(2,480)	$(9,025)
Other comprehensive income before reclassifications	3,007	7,390
Amounts reclassified from accumulated other comprehensive loss	28	1,455
Tax effect	(759)	(2,300)
Net current-period other comprehensive income	2,276	6,545
Balance at end of period	$(204)	$(2,480)

(a)
Amounts in parenthesis indicate debits/expense.

The reclassifications out of accumulated other comprehensive loss for the last two fiscal years were as follows:

Reclassifications from AOCL to earnings (b)	Year Ended June 29, 2023	Year Ended June 30, 2022	Affected line item in the Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized net loss	(28)	(1,455)	Pension expense (excluding service costs)
Tax effect	7	378	Income tax expense
Amortization of defined pension items, net of tax	$(21)	$(1,077)

(b)
Amounts in parenthesis indicate debits to expense. See Note 15 — “Retirement Plan” above for additional details.

NOTE 17 — PRODUCT TYPE SALES MIX

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types, for the fiscal year ended:

Product Type	June 29, 2023	June 30, 2022	June 24, 2021
Peanuts & Peanut Butter	19.0%	18.0%	19.3%
Pecans	11.4	10.1	10.0
Cashews & Mixed Nuts	20.7	22.6	23.3
Walnuts	5.6	5.8	6.2
Almonds	8.8	10.2	10.8
Trail & Snack Mixes	27.2	26.9	24.7
Other	7.3	6.4	5.7
	100.0%	100.0%	100.0%

NOTE 18 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The following table details the activity in various allowance and reserve accounts.

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
June 29, 2023
Allowance for doubtful accounts	$267	$54	$(38)	$283
Reserve for cash discounts	1,150	18,353	(18,403)	1,100
Reserve for customer deductions	6,492	31,906	(30,789)	7,609
Total	$7,909	$50,313	$(49,230)	$8,992
June 30, 2022
Allowance for doubtful accounts	$291	$122	$(146)	$267
Reserve for cash discounts	1,050	17,625	(17,525)	1,150
Reserve for customer deductions	6,617	30,294	(30,419)	6,492
Total	$7,958	$48,041	$(48,090)	$7,909
June 24, 2021
Allowance for doubtful accounts	$391	$203	$(303)	$291
Reserve for cash discounts	975	15,548	(15,473)	1,050
Reserve for customer deductions	5,477	28,516	(27,376)	6,617
Total	$6,843	$44,267	$(43,152)	$7,958

NOTE 19 — GARYSBURG, NORTH CAROLINA FACILITY

In October 2019, we experienced a fire at our peanut processing facility located in Garysburg, North Carolina. During fiscal 2020, the building and roof were repaired and brought back to their original condition.

We completed shelling of the 2019 peanut crop during the second quarter of fiscal 2021 and the facility was used to store and ship inshell peanuts through the remainder of fiscal 2021, at which time the Company decided to permanently cease all operations at the Garysburg facility.

During the first quarter of fiscal 2022, we sold the Garysburg property and remaining equipment located at the property to a third party for $4,000, subject to customary adjustments to reflect closing costs, which resulted in a $2,349 gain.

NOTE 20 — SUBSEQUENT EVENT

On July 18, 2023, our Board of Directors declared a special cash dividend of $1.20 per share and a regular annual cash dividend of $0.80 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “August 2023 Dividends”). The August 2023 Dividends will be paid on September 13, 2023 to stockholders of record as of the close of business on August 22, 2023.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of June 29, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 29, 2023, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 29, 2023.

The effectiveness of our internal control over financial reporting as of June 29, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended June 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B — Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended June 29, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C — Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Independence of the Audit Committee” of our Proxy Statement for the 2023 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

We have adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on our website at http://www.jbssinc.com.

Item 11 — Executive Compensation

The Sections entitled “Compensation of Directors and Executive Officers”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for the 2023 Annual Meeting are incorporated herein by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2023 Annual Meeting is incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The Sections entitled “Corporate Governance — Independence of the Board of Directors” and “Review of Related Party Transactions” of our Proxy Statement for the 2023 Annual Meeting are incorporated herein by reference. Other certain information relating to the executive officers and certain of the directors of the Company is included immediately before Part II of this Report.

Item 14 — Principal Accounting Fees and Services

The information under the proposal entitled “Ratify the Audit Committee’s Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the 2024 fiscal year” of our Proxy Statement for the 2023 Annual Meeting is incorporated herein by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following financial statements are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Comprehensive Income for the Year Ended June 29, 2023, the Year Ended June 30, 2022 and the Year Ended June 24, 2021

Consolidated Balance Sheets as of June 29, 2023 and June 30, 2022

Consolidated Statements of Stockholders’ Equity for the Year Ended June 29, 2023, the Year Ended June 30, 2022 and the Year Ended June 24, 2021

Consolidated Statements of Cash Flows for the Year Ended June 29, 2023, the Year Ended June 30, 2022 and the Year Ended June 24, 2021

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

10.13	First Amendment to Amended and Restated Credit Agreement dated as of May 8, 2023

Exhibit No.	Description

*10.14

Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003 (incorporated by reference from Exhibit 10.34 to the Form 10-Q for the quarter ended December 25, 2003)

*10.15

Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003 (incorporated by reference from Exhibit 10.46 to the Form 10-Q for the quarter ended March 25, 2004)

*10.16

Split-Dollar Insurance Agreement Notice of Termination and Purchase Agreement, by and among John B. Sanfilippo & Son, Inc., John E. Sanfilippo, on behalf of and as sole trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990 and Marian R. Sanfilippo, dated December 24, 2021 (incorporated by reference from Exhibit 10.15 to the Form 10-Q for the quarter ended March 24, 2022)

*10.17

Amendment No. 1 to the Split-Dollar Insurance Agreement Notice of Termination and Purchase Agreement, by and among John B. Sanfilippo & Son, Inc., John E. Sanfilippo, on behalf of and as sole trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990 and Marian R. Sanfilippo, dated February 21, 2022 (incorporated by reference from Exhibit 10.16 to the Form 10-Q for the quarter ended March 24, 2022)

*10.18

Separation Benefits & General Release Agreement, effective June 29, 2023, between John B. Sanfilippo & Son, Inc. and Shayn E. Wallace (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on June 30, 2023)

*10.19

Retirement Agreement and General Release, dated January 23, 2023 by and between John B. Sanfilippo & Son, Inc. and Michael Valentine (incorporated by reference from Exhibit 10.20 to the Form 10-Q for the quarter ended March 30, 2023)

*10.20

Nonqualified Deferred Compensation Plan Adoption Agreement of the Company dated as of November 22, 2022 (incorporated by reference from Exhibit 10.18 to the Form 10-Q for the quarter ended December 29, 2022)

*10.21

John B. Sanfilippo & Son, Inc. Nonqualified Deferred Compensation Plan dated as of November 22, 2022 (incorporated by reference from Exhibit 10.19 to the Form 10-Q for the quarter ended December 29, 2022)

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

JOHN B. SANFILIPPO & SON, INC.

Date: August 23, 2023	By:	/s/ Jeffrey T. Sanfilippo
Jeffrey T. Sanfilippo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer and Director (Principal Executive Officer)	August 23, 2023

/s/ Frank S. Pellegrino Frank S. Pellegrino	Chief Financial Officer, Executive Vice President, Finance and Administration and Treasurer (Principal Financial Officer)	August 23, 2023

/s/ Michael J. Finn Michael J. Finn	Vice President, Corporate Controller (Principal Accounting Officer)	August 23, 2023

/s/ Pamela Forbes Lieberman Pamela Forbes Lieberman	Director	August 23, 2023

/s/ Mercedes Romero Mercedes Romero	Director	August 23, 2023

/s/ James J. Sanfilippo James J. Sanfilippo	Director	August 23, 2023

/s/ Jasper B. Sanfilippo, Jr. Jasper B. Sanfilippo, Jr.	Director	August 23, 2023

/s/ John E. Sanfilippo John E. Sanfilippo	Director	August 23, 2023

/s/ Lisa A. Sanfilippo Lisa A. Sanfilippo	Director	August 23, 2023

/s/ Ellen C. Taaffe Ellen C. Taaffe	Director	August 23, 2023

/s/ James A. Valentine James A. Valentine	Director	August 23, 2023

/s/ Michael J. Valentine Michael J. Valentine	Director	August 23, 2023