Form 10-Q
period 2023-09-28
SANFILIPPO JOHN B & SON INC
filed 2023-11-02
CIK 880117

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2023

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

As of October 26, 2023, 8,973,031 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

For the Quarter Ended September 28, 2023

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended
	September 28, 2023	September 29, 2022
Net sales	$234,105	$252,601
Cost of sales	177,083	201,958
Gross profit	57,022	50,643
Operating expenses:
Selling expenses	21,992	17,982
Administrative expenses	10,453	10,247
Total operating expenses	32,445	28,229
Income from operations	24,577	22,414
Other expense:
Interest expense including $178 and $193 to related parties	227	661
Rental and miscellaneous expense, net	356	402
Pension expense (excluding service costs)	350	349
Total other expense, net	933	1,412
Income before income taxes	23,644	21,002
Income tax expense	6,056	5,457
Net income	$17,588	$15,545
Other comprehensive income:
Amortization of actuarial loss included in net periodic pension cost	—	7
Income tax expense related to pension adjustments	—	(1)
Other comprehensive income, net of tax	—	6
Comprehensive income	$17,588	$15,551
Net income per common share-basic	$1.52	$1.35
Net income per common share-diluted	$1.51	$1.34

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	September 28, 2023	June 29, 2023	September 29, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$838	$1,948	$298
Accounts receivable, less allowance for doubtful accounts of $281, $283 and $305	68,363	72,734	76,401
Inventories	174,789	172,936	192,098
Prepaid expenses and other current assets	7,603	6,812	6,746
TOTAL CURRENT ASSETS	251,593	254,430	275,543
PROPERTY, PLANT AND EQUIPMENT:
Land	9,150	9,150	9,150
Buildings	104,982	104,150	102,837
Machinery and equipment	267,313	261,706	251,998
Furniture and leasehold improvements	5,275	5,275	5,296
Vehicles	729	729	614
Construction in progress	7,480	7,123	6,926
	394,929	388,133	376,821
Less: Accumulated depreciation	271,418	267,336	255,948
	123,511	120,797	120,873
Rental investment property, less accumulated depreciation of $14,641, $14,439 and $13,834	14,482	14,684	15,289
TOTAL PROPERTY, PLANT AND EQUIPMENT	137,993	135,481	136,162

Intangible assets, net	6,216	6,658	7,621
Deferred income taxes	3,461	3,592	3,231
Goodwill	11,750	11,750	9,650
Operating lease right-of-use assets	6,845	6,427	2,430
Other assets	6,995	6,949	6,134
TOTAL ASSETS	$424,853	$425,287	$440,771

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	September 28, 2023	June 29, 2023	September 29, 2022
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$6,008	$—	$42,624
Current maturities of long-term debt, net, including related party debt of $688, $672 and $628	688	672	2,046
Accounts payable	51,922	42,680	51,222
Bank overdraft	669	285	488
Accrued payroll and related benefits	12,034	27,572	12,166
Other accrued expenses	17,980	14,479	17,624
TOTAL CURRENT LIABILITIES	89,301	85,688	126,170

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, net, including related party debt of $6,924, $7,102 and $7,612	6,924	7,102	7,612
Retirement plan	26,788	26,653	28,753
Long-term operating lease liabilities, net of current portion	5,136	4,771	1,242
Long-term workers' compensation liabilities	7,304	7,321	7,422
Other	2,033	1,545	409
TOTAL LONG-TERM LIABILITIES	48,185	47,392	45,438
TOTAL LIABILITIES	137,486	133,080	171,608

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 9,090,931, 9,076,326 and 9,047,359 shares issued	91	91	90
Capital in excess of par value	132,733	131,986	129,572
Retained earnings	155,925	161,512	143,153
Accumulated other comprehensive loss	(204)	(204)	(2,474)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)
TOTAL STOCKHOLDERS’ EQUITY	287,367	292,207	269,163
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$424,853	$425,287	$440,771

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share amounts)

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Loss	Stock	Total
Balance, June 29, 2023	2,597,426	$26	9,076,326	$91	$131,986	$161,512	$(204)	$(1,204)	$292,207
Net income						17,588			17,588
Cash dividends ($2.00 per share)						(23,175)			(23,175)
Equity award exercises			14,605	—	—				—
Stock-based compensation expense					747				747
Balance, September 28, 2023	2,597,426	$26	9,090,931	$91	$132,733	$155,925	$(204)	$(1,204)	$287,367

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Loss	Stock	Total
Balance, June 30, 2022	2,597,426	$26	9,047,359	$90	$128,800	$153,589	$(2,480)	$(1,204)	$278,821
Net income						15,545			15,545
Cash dividends ($2.25 per share)						(25,981)			(25,981)
Pension liability amortization, net of income tax expense of $1							6		6
Stock-based compensation expense					772				772
Balance, September 29, 2022	2,597,426	$26	9,047,359	$90	$129,572	$143,153	$(2,474)	$(1,204)	$269,163

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Quarter Ended
	September 28, 2023	September 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,588	$15,545
Depreciation and amortization	5,236	4,961
Loss on disposition of assets, net	126	5
Deferred income tax expense	131	5
Stock-based compensation expense	747	772
Change in assets and liabilities:
Accounts receivable, net	4,511	(6,790)
Inventories	(1,853)	12,757
Prepaid expenses and other current assets	(791)	1,537
Accounts payable	8,796	3,216
Accrued expenses	(15,881)	(5,265)
Income taxes payable	3,844	3,815
Other long-term assets and liabilities	(348)	215
Other, net	(225)	(127)
Net cash provided by operating activities	21,881	30,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,993)	(5,918)
Other, net	(53)	(56)
Net cash used in investing activities	(6,046)	(5,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings	6,008	2,185
Principal payments on long-term debt	(162)	(1,267)
Increase in bank overdraft	384	274
Dividends paid	(23,175)	(25,981)
Net cash used in financing activities	(16,945)	(24,789)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,110)	(117)
Cash and cash equivalents, beginning of period	1,948	415
Cash, end of period	$838	$298

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•
References herein to fiscal 2024 and fiscal 2023 are to the fiscal year ending June 27, 2024 and the fiscal year ending June 29, 2023, respectively.
•
References herein to the first quarter of fiscal 2024 and fiscal 2023 are to the quarters ended September 28, 2023 and September 29, 2022, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names and under a variety of private brands. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, nutrition bars, snack bites, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks, other sesame snack products and baked cheese snack products under our brand names, including Just the Cheese, and under private brands. Our products are sold through three primary distribution channels, including food retailers in the consumer channel, commercial ingredient users and contract packaging customers.

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

The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet data as of June 29, 2023 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10-K for the fiscal year ended June 29, 2023.

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

Contract Balances

Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. The contract asset balance at September 29, 2022 was $562 and was recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. There was no contract asset balance for the other periods presented. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.

Disaggregation of Revenue

Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended
Distribution Channel	September 28, 2023	September 29, 2022
Consumer	$184,334	$196,547
Commercial Ingredients	28,135	31,507
Contract Packaging	21,636	24,547
Total	$234,105	$252,601

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

Through a review of our contracts, we determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. None of our leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 5.8 years.

It is our accounting policy not to apply lease recognition requirements to short term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. We have also made the policy election to not separate lease and non-lease components for all leases.

The following table provides supplemental information related to operating lease right-of-use assets and liabilities:

	September 28, 2023	June 29, 2023	September 29, 2022	Affected Line Item in Consolidated Balance Sheets
Assets
Operating lease right-of-use assets	$6,845	$6,427	$2,430	Operating lease right-of-use assets
Total lease right-of-use assets	$6,845	$6,427	$2,430

Liabilities
Current:
Operating leases	$1,775	$1,729	$1,215	Other accrued expenses
Noncurrent:
Operating leases	5,136	4,771	1,242	Long-term operating lease liabilities
Total lease liabilities	$6,911	$6,500	$2,457

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter Ended
	September 28, 2023	September 29, 2022
Operating lease costs (a)	$670	$474
Variable lease costs (b)	(174)	57
Total lease cost	$496	$531

(a)
Includes short-term leases which are immaterial.
(b)
Variable lease costs consist of sales tax and lease overtime charges.

Supplemental cash flow and other information related to leases was as follows:

	For the Quarter Ended
	September 28, 2023	September 29, 2022
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$578	$402

Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$860	$496

	September 28, 2023	June 29, 2023	September 29, 2022
Weighted average remaining lease term (in years)	4.4	4.4	2.5
Weighted average discount rate	6.8%	6.7%	4.6%

Maturities of operating lease liabilities as of September 28, 2023 are as follows:

Fiscal Year Ending
June 27, 2024 (excluding the quarter ended September 28, 2023)	$1,709
June 26, 2025	1,827
June 25, 2026	1,622
June 24, 2027	1,372
June 29, 2028	1,210
June 28, 2029	252
Thereafter	—
Total lease payment	7,992
Less imputed interest	(1,081)
Present value of operating lease liabilities	$6,911

At September 28, 2023, the Company has additional operating leases of approximately $351 that have not yet commenced and therefore are not reflected in the Consolidated Balance Sheets and tables above. The leases are scheduled to commence in the second quarter of fiscal 2024 with an initial lease term ranging from 2 to 6 years.

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

Leasing revenue is as follows:

	For the Quarter Ended
	September 28, 2023	September 29, 2022
Lease income related to lease payments	$444	$402

The future minimum, undiscounted fixed cash flows under non-cancelable tenant operating leases for each of the next five years and thereafter are as follows:

Fiscal Year Ending
June 27, 2024 (excluding the quarter ended September 28, 2023)	$1,543
June 26, 2025	1,477
June 25, 2026	972
June 24, 2027	930
June 29, 2028	328
June 28, 2029	336
Thereafter	1,478
$7,064

Note 4 – Inventories

Inventories consist of the following:

	September 28, 2023	June 29, 2023	September 29, 2022
Raw material and supplies	$49,565	$65,430	$60,657
Work-in-process and finished goods	125,224	107,506	131,441
Total	$174,789	$172,936	$192,098

Note 5 – Goodwill and Intangible Assets

Identifiable intangible assets that are subject to amortization consist of the following:

	September 28, 2023	June 29, 2023	September 29, 2022
Customer relationships	$21,350	$21,350	$21,100
Brand names	17,070	17,070	16,990
Non-compete agreement	300	300	270
	38,720	38,720	38,360
Less accumulated amortization:
Customer relationships	(20,095)	(19,834)	(19,053)
Brand names	(12,134)	(11,955)	(11,425)
Non-compete agreement	(275)	(273)	(261)
	(32,504)	(32,062)	(30,739)
Net intangible assets	$6,216	$6,658	$7,621

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the Squirrel Brand, Southern Style Nuts and Just the Cheese brand names.

Total amortization expense related to intangible assets, which is classified in administrative expense in the Consolidated Statement of Comprehensive Income, was $442 for the quarter ended September 28, 2023. Amortization expense for the remainder of fiscal 2024 is expected to be approximately $1,123 and expected amortization expense the next five fiscal years is as follows:

Fiscal Year Ending
June 26, 2025	$1,213
June 25, 2026	880
June 24, 2027	706
June 29, 2028	528
June 28, 2029	400

Our net goodwill at September 28, 2023 was comprised of $9,650 from the Squirrel Brand acquisition completed in fiscal 2018 and $2,100 from the Just the Cheese brand acquisition completed in fiscal 2023. The changes in the carrying amount of goodwill since June 30, 2022 are as follows:

Gross goodwill balance at June 30, 2022	$18,416
Accumulated impairment losses	(8,766)
Net goodwill balance at June 30, 2022	9,650
Goodwill acquired during fiscal 2023	2,100
Net balance at June 29, 2023	11,750
Goodwill acquired during fiscal 2024	—
Net balance at September 28, 2023	$11,750

Note 6 – Credit Facility

Our Amended and Restated Credit Agreement dated March 5, 2020 provides for a $117,500 senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by substantially all our assets other than machinery and equipment, real property and fixtures.

At September 28, 2023, we had $107,302 of available credit under the Credit Facility which reflects borrowings of $6,008 and reduced availability as a result of $4,190 in outstanding letters of credit. As of September 28, 2023, we were in compliance with all financial covenants under the Credit Facility.

For information about the most recent amendment to our Amended and Restated Credit Agreement (as defined below) see Note 14‒Subsequent Events.

Note 7 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended
	September 28, 2023	September 29, 2022
Weighted average number of shares outstanding – basic	11,594,960	11,553,432
Effect of dilutive securities:
Restricted stock units	79,782	63,681
Weighted average number of shares outstanding – diluted	11,674,742	11,617,113

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for any periods presented.

Note 8 – Stock-Based Compensation Plans

During the quarter ended September 28, 2023 there was no significant restricted stock unit ("RSU") activity. Compensation expense attributable to stock-based compensation during the first quarter of fiscal 2024 and fiscal 2023 was $747 and $772, respectively. As of September 28, 2023, there was $3,341 of total unrecognized compensation expense related to non-vested RSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.1 years.

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

	For the Quarter Ended
	September 28, 2023	September 29, 2022
Service cost	$63	$200
Interest cost	350	342
Amortization of loss	—	7
Net periodic benefit cost	$413	$549

The components of net periodic benefit cost other than the service cost component are included in the line item “Pension expense (excluding service costs)” in the Consolidated Statements of Comprehensive Income.

Note 10 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the quarter ended September 28, 2023 and September 29, 2022. These changes are all related to our defined benefit pension plan.

	For the Quarter Ended
Changes to AOCL (a)	September 28, 2023	September 29, 2022
Balance at beginning of period	$(204)	$(2,480)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	—	7
Tax effect	—	(1)
Net current-period other comprehensive income	—	6
Balance at end of period	$(204)	$(2,474)

(a)
Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter ended September 28, 2023 and September 29, 2022 were as follows:

	For the Quarter Ended		Affected Line Item
Reclassifications from AOCL to Earnings (b)	September 28, 2023	September 29, 2022	Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized net loss	$—	$(7)	Pension expense (excluding service costs)
Tax effect	—	1	Income tax expense
Amortization of defined pension items, net of tax	$—	$(6)

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	September 28, 2023	June 29, 2023	September 29, 2022
Carrying value of current and long-term debt:	$7,612	$7,774	$9,660
Fair value of current and long-term debt:	7,033	7,421	9,583

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

Note 14 – Subsequent Events

On September 29, 2023, we completed the acquisition of certain assets from TreeHouse Foods, Inc. (the “Seller”) relating to its snack bars business. The acquired assets include inventory, a manufacturing facility and related equipment located in Lakeville, Minnesota, and customer relationships, among others (the "Lakeville Acquisition"). The initial purchase price was approximately $61,252 in cash, which included approximately $37,346 of inventory, and is subject to certain post-closing adjustments. In November 2023, we expect to receive $2,435 from the Seller for a purchase price adjustment to the final inventory acquired, for a revised net purchase price of approximately $58,817. The initial accounting for this business combination is incomplete as we are awaiting the fair value analysis and therefore the required ASC 805 disclosures are not available to be made. The purchase price for the Lakeville Acquisition was funded from borrowings under the Credit Facility as amended by the Second Amendment.

On September 29, 2023, we entered into the Second Amendment to our Amended and Restated Credit Agreement (the "Second Amendment"), which (among other things) increased the borrowing capacity under the Credit Facility to $150,000 from $117,500 to provide extra available capacity for the short-term working capital requirements of the business acquired pursuant to the Lakeville Acquisition. The Second Amendment also extends the maturity date of the Credit Facility to September 29, 2028.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•
References herein to fiscal 2024 and fiscal 2023 are to the fiscal year ending June 27, 2024 and the fiscal year ending June 29, 2023, respectively.
•
References herein to the first quarter of fiscal 2024 and fiscal 2023 are to the quarters ended September 28, 2023 and September 29, 2022, respectively.

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names and under a variety of private brands. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, nutrition bars, snack bites, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks, other sesame snack products and baked cheese snack products under our brand names, including Just the Cheese, and under private brands. We distribute our products in the consumer, commercial ingredients and contract packaging distribution channels.

During fiscal 2022, we created a Long-Range Plan to define our future growth priorities. Our Long-Range Plan focuses on growing our non-branded business across key customers, as well as transforming Fisher, Orchard Valley Harvest and Squirrel Brand into leading brands while increasing distribution and diversifying our portfolio into high growth snacking segments. We will execute on our Long-Range Plan by providing non-branded customer value-added solutions based on our extensive industry and consumer expertise with innovative products such as our newly developed product line of private brand nutrition bars which were introduced during fiscal 2023. We will grow our branded business by reaching new consumers via product expansion and packaging innovation, expanding distribution across current and alternative channels, diversifying our product offerings and focusing on new ways for consumers to buy our products, including sales via e-commerce platforms. This Long-Range Plan also contemplates increasing our sales through product innovation and targeted, opportunistic acquisitions, such as the acquisition of the Just the Cheese brand completed during fiscal 2023 and the recent Lakeville Acquisition completed in the second quarter of fiscal 2024, which will expand our ability to produce private brand snack bars.

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

We face a number of challenges in the future, which include the impacts of ongoing inflation in food prices, rising interest rates that reduce economic growth, consumers reducing their purchases in the nut category, including branded nut products, potential for economic downturn in the markets in which we operate and continued supply chain challenges. We continue to experience a tight labor market which has led to increased labor costs.

Inflation and Consumer Trends

We face changing industry trends as consumers' purchasing preferences evolve. Due to the ongoing inflationary environment, we have seen higher selling prices at retail. With higher prices across our categories and the broader food market, and also due to any actual or potential economic downturn or tightening of consumer finances due to inflation or other causes, consumers are purchasing fewer snack products. We have seen this through the decline in the recipe and snack nut categories since fiscal 2023 and into fiscal 2024, as consumers shift their preferences to private brands or lower priced nuts or purchase snack products outside the nut and trail mix category. With the inflationary environment, we are also seeing signs of consumers shifting to more value-focused retailers, such as mass merchandising retailers, club stores and dollar stores, not all of which we distribute or sell to.

Supply Chain and Transportation

In the first quarter of fiscal 2024, we faced supply chain challenges related to certain raw material shortages, extended lead-times, supplier capacity constraints and inflationary pressures. While we do not have direct exposure to suppliers in Russia, Ukraine or Israel, the conflicts in these regions could continue to result in volatile commodity markets, supply chain disruptions and increased costs. Global supply chain pressures have eased, but we continue to see negative impacts related to macro-economics, geo-political unrest, growing political instability and climate-related events. Overall packaging and ingredient inflation appears to be leveling off but is expected to remain above historical levels. We anticipate pricing relief in some areas in the current fiscal year, if and as shortages decrease and supply chains improve. However, we expect that some costs may remain above historical levels or unpredictable for a longer period.

While we have seen stabilization in truckload capacity and volume at U.S. ports and improvements with driver hiring, there are still warehouse and dock staff shortages and fuel and energy concerns due to continued unrest abroad coupled with persistent inflation. Instability and prices in the transportation industry may increase further into fiscal 2024 due to the bankruptcy of a major U.S.-based trucking company. Fuel prices that were at record highs during spring and summer 2022 have continued to decrease, yet still remain volatile and unpredictable. While there are indicators of transportation cost improvement, and despite our mitigation of some of the transportation shortages, we may continue to face an unpredictable transportation environment. There is no guarantee that our mitigation strategies will continue to be effective, that any transportation capacity easing will continue or that transportation prices will return to more normalized levels.

We have remained agile by proactively identifying risks, modifying inventory plans and diversifying our supplier base to mitigate risk of customer order shortages and maintain our supply chain. We will continue to proactively manage our business in response to the evolving global economic environment and related uncertainty. We continue to prioritize and take steps to mitigate impacts to our supply chain. If these supply chain pressures continue, or we cannot obtain the transportation and labor services needed to fulfill customer orders, such shortages and supply chain issues could have an unfavorable impact on net sales and our operations during fiscal 2024. Additionally, as costs increase due to these issues or due to overall inflationary pressures, there is an additional risk of not being able to pass (in part or in full) such potential cost increases onto our customers or in a timely manner. If we cannot align costs with prices for our products, our operating performance could be adversely impacted.

QUARTERLY HIGHLIGHTS

Our net sales of $234.1 million for the first quarter of fiscal 2024 decreased 7.3% from our net sales of $252.6 million for the first quarter of fiscal 2023.

Sales volume, measured as pounds sold to customers, decreased 7.3% compared to the first quarter of fiscal 2023.

Gross profit increased $6.4 million, and our gross profit margin, as a percentage of net sales, increased to 24.4% for the first quarter of fiscal 2024 compared to 20.0% for the first quarter of fiscal 2023.

Total operating expenses for the first quarter of fiscal 2024 increased by $4.2 million, or 14.9%, compared to the first quarter of fiscal 2023. As a percentage of net sales, total operating expenses in the first quarter of fiscal 2024 increased to 13.9% from 11.2% for the first quarter of fiscal 2023.

The total value of inventories on hand at the end of the first quarter of fiscal 2024 decreased $17.3 million, or 9.0%, in comparison to the total value of inventories on hand at the end of the first quarter of fiscal 2023.

We expect acquisition costs for most major tree nuts, other than walnuts, to be flat or decrease, and we expect acquisition costs for peanuts to increase modestly in the 2023 crop year (which falls into our current 2024 fiscal year). While we began to procure inshell walnuts during the first quarter of fiscal 2024, the total payments due to our walnut growers will not be determined until the second and/or third quarters of fiscal 2024. We will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual payments will be determined during the second and/or third quarters of fiscal 2024 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS

Net Sales

Our net sales decreased 7.3% to $234.1 million in the first quarter of fiscal 2024 compared to net sales of $252.6 million for the first quarter of fiscal 2023. The decrease in net sales was attributable to a 7.3% decrease in sales volume, which is defined as pounds sold to customers. The decrease in sales volume was driven by decreased sales volume for all product types.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended
Product Type	September 28, 2023	September 29, 2022
Peanuts & Peanut Butter	20.1%	19.3%
Pecans	9.2	10.3
Cashews & Mixed Nuts	21.0	20.1
Walnuts	4.9	5.7
Almonds	9.1	9.0
Trail & Snack Mixes	28.0	28.9
Other	7.7	6.7
Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	September 28, 2023	Percentage of Total	September 29, 2022	Percentage of Total	$ Change	% Change
Consumer (1)	$184,334	78.8%	$196,547	77.8%	$(12,213)	(6.2)%
Commercial Ingredients	28,135	12.0	31,507	12.5	(3,372)	(10.7)
Contract Packaging	21,636	9.2	24,547	9.7	(2,911)	(11.9)
Total	$234,105	100.0%	$252,601	100.0%	$(18,496)	(7.3)%

(1)
Sales of branded products were approximately 20% and 21% of total consumer sales during the first quarter of fiscal 2024 and fiscal 2023, respectively. Fisher branded products were approximately 62% and 65% of branded sales during the first quarter of fiscal 2024 and fiscal 2023, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel decreased $12.2 million, or 6.2%, and sales volume decreased 5.8% in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. The sales volume decrease was mostly driven by a decrease in private brand sales volume due to fewer promotional programs and lower seasonal sales volume for snack and trail mixes at two current mass merchandising retailers and a decrease in peanut sales volume at the same two mass merchandisers. Also contributing to the decrease was a 30.9% decrease in sales volume of Fisher snack nuts due to increased competitive pricing pressures, discontinuance of a product line at a mass merchandising retailer and timing of holiday sales orders for a customer in the non-food sector. Sales volume of Fisher recipe nuts decreased 10.8% mainly due to a one-time order at an existing grocery customer in the same quarter of our prior fiscal year that did not recur in the current quarter and timing of holiday sales orders for another grocery customer. Sales volume for Southern Style Nuts decreased 36.6% mainly from reduced distribution and promotional programs at a club store customer.

Net sales in the commercial ingredients distribution channel decreased 10.7% in dollars and 5.5% in sales volume in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. The decrease in sales volume was due to a 50.3% decrease in sales volume of peanut crushing stock to peanut oil processors due to reduced peanut shelling.

Net sales in the contract packaging distribution channel decreased 11.9% in dollars and 19.4% in sales volume in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. The decrease in sales volume was primarily due to decreased peanut distribution and timing of holiday sales orders for a major customer.

Gross Profit

Gross profit increased by $6.4 million, or 12.6%, to $57.0 million for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 due to lower acquisition costs for all major tree nuts which was partially offset by decreased sales volume. Our gross profit margin, as a percentage of net sales, increased to 24.4% for the first quarter of fiscal 2024 compared to 20.0% for the first quarter of fiscal 2023 due to lower acquisition costs for all major tree nuts, which was partially offset by higher acquisition costs for peanuts. The increase was also due to manufacturing efficiencies and decreased peanut sales volume.

Operating Expenses

Total operating expenses for the first quarter of fiscal 2024 increased by $4.2 million, or 14.9%, to $32.4 million. Operating expenses increased to 13.9% of net sales for the first quarter of fiscal 2024 compared to 11.2% of net sales for the first quarter of fiscal 2023 due to an increase in total expense and a lower net sales base.

Selling expenses for the first quarter of fiscal 2024 were $22.0 million, an increase of $4.0 million, or 22.3%, from the first quarter of fiscal 2023. The increase was driven primarily by a $4.4 million increase in advertising, consumer insight research and related consulting expenses, a $0.3 million increase in sample expense related to nutrition bars which launched in the third quarter of fiscal 2023 and a $0.2 million increase in consulting expenses. These increases were partially offset by a $0.8 million decrease in freight expense due to a decrease in freight rates.

Administrative expenses for the first quarter of fiscal 2024 were $10.5 million compared to $10.2 million for the first quarter of fiscal 2023. The increase was due to a $0.3 increase in charitable food donations.

Income from Operations

Due to the factors discussed above, income from operations was $24.6 million, or 10.5% of net sales, for the first quarter of fiscal 2024 compared to $22.4 million, or 8.9% of net sales, for the first quarter of fiscal 2023.

Interest Expense

Interest expense was $0.2 million for the first quarter of fiscal 2024 compared to $0.7 million for the first quarter of fiscal 2023. The decrease in interest expense was due to lower average debt levels.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.4 million for both the first quarter of fiscal 2024 and fiscal 2023.

Pension Expense (Excluding Service Costs)

Pension expense (excluding service costs) was $0.4 million for the first quarter of fiscal 2024 compared to $0.3 million for the first quarter of fiscal 2023.

Income Tax Expense

Income tax expense was $6.1 million, or 25.6% of income before income taxes, for the first quarter of fiscal 2024 compared to $5.5 million, or 26.0% of income before income taxes, for the first quarter of fiscal 2023.

Net Income

Net income was $17.6 million, or $1.52 per common share basic and $1.51 per common share diluted, for the first quarter of fiscal 2024, compared to $15.5 million, or $1.35 per common share basic and $1.34 per common share diluted, for the first quarter of fiscal 2023.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Long-Range Plan through growing our branded and private label programs, consummate and integrate business acquisitions, return cash to our stockholders through dividends, repay indebtedness and pay amounts owed under the Retirement Plan. Also, various uncertainties, including cost uncertainties, could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products, increase consumer insight capabilities and promotional efforts, reinvest in the Company through capital expenditures, develop new products, pay cash dividends, consummate strategic investments and business acquisitions, such as the acquisition of the Just the Cheese brand in fiscal 2023 and the Lakeville Acquisition disclosed in Note 14‒Subsequent Events, and explore other growth strategies outlined in our Long-Range Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first quarter of fiscal 2024 and 2023, respectively (dollars in thousands):

	September 28, 2023	September 29, 2022	$ Change
Operating activities	$21,881	$30,646	$(8,765)
Investing activities	(6,046)	(5,974)	(72)
Financing activities	(16,945)	(24,789)	7,844
Total change in cash	$(1,110)	$(117)	$(993)

Operating Activities Net cash provided by operating activities was $21.9 million for the first quarter of fiscal 2024 compared to net cash provided by operating activities of $30.6 million for the first quarter of fiscal 2023. The decrease in operating cash flow was primarily due to changes in working capital, primarily accounts receivable and inventory.

Total inventories were $174.8 million at September 28, 2023, an increase of $1.9 million, or 1.1%, from the inventory balance at June 29, 2023, and a decrease of $17.3 million, or 9.0%, from the inventory balance at September 29, 2022. The decrease in inventories at September 28, 2023 compared to September 29, 2022 was primarily due to the early shell out of inshell pecans, lower acquisition costs for all major tree nuts and lower quantities of finished goods and work in process, which were partially offset by higher on hand quantities of pecans.

Raw nut and dried fruit input stocks, some of which are classified as work-in-process, decreased by 3.6 million pounds, or 11.6%, at September 28, 2023 compared to September 29, 2022 due to lower quantities of inshell peanuts, almonds and dried fruit on hand, partially offset by higher quantities of cashews on hand. The weighted average cost per pound of raw nut input stocks on hand at the end of the first quarter of fiscal 2024 decreased 2.6% compared to the end of the first quarter of fiscal 2023 primarily due to lower commodity acquisition costs for all major tree nuts, which was partially offset by higher on hand quantities of pecans.

Investing Activities Cash used in investing activities was unchanged at $6.0 million during the first quarter of fiscal 2024 compared to the same period last year. Capital asset purchases were $6.0 million during the first quarter of fiscal 2024 compared to $5.9 million for the first quarter of fiscal 2023. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements, including for our newly acquired bar business in Lakeville, Minnesota, to be approximately $28.0 million for fiscal 2024. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used in financing activities was $16.9 million during the first quarter of fiscal 2024 compared to $24.8 million for the same period last year. Net borrowings under our Credit Facility were $6.0 million during the first quarter of fiscal 2024 compared to net borrowings of $2.2 million for the first quarter of fiscal 2023. The increase in credit facility borrowings was primarily due to increased use of working capital for inventory in the current quarter. Dividends paid in the first quarter of fiscal 2024 were approximately $2.8 million lower than dividends paid in the same period last year. Long term debt payments in the first quarter of fiscal 2024 were approximately $1.1 million lower than payments in the same period last year due to the mortgage that was repaid in full in the third quarter of the fiscal 2023.

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

On May 8, 2023, we entered into the First Amendment to our Amended and Restated Credit Agreement (the "First Amendment") which replaced the London interbank offered rate (LIBOR) interest rate option with the Secured Overnight Financing Rate ("SOFR"). The First Amendment updated the accrued interest rate to a rate based on SOFR plus an applicable margin based upon the borrowing base calculation, ranging from 1.35% to 1.85%.

On September 29, 2023, we entered into the Second Amendment, which (among other things) increased the amount available to borrow under the Credit Facility to $150.0 million (from $117.5 million) and extended the maturity date to September 29, 2028 (from March 5, 2025).

Credit Facility

At our election, borrowings under the Credit Facility currently accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under the borrowing base calculation, ranging from 0.25% to 0.75% or (ii) a rate based on SOFR plus an applicable margin as noted above.

At September 28, 2023, the weighted average interest rate for the Credit Facility was 7.3%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility. As of September 28, 2023, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At September 28, 2023, we had $107.3 million of available credit under the Credit Facility. If this entire amount were borrowed at September 28, 2023, we would still be in compliance with all restrictive covenants under the Credit Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of September 28, 2023, $7.6 million of the debt obligation was outstanding.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 29, 2023.

Recent Accounting Pronouncements

Refer to Note 13 – “Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements, contained in Part I, Item 1 of this form 10-Q, for a discussion of recently issued and adopted accounting pronouncements.

FORWARD LOOKING STATEMENTS

Some of the statements in this release are forward-looking. These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) sales activity for the Company’s products, such as a decline in sales to one or more key customers, or to customers or in the nut category generally, in some or all channels, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (ii) changes in the availability and costs of raw materials and ingredients and the impact of fixed price commitments with customers; (iii) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (v) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures; (vi) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (vii) the ability of the Company to control costs (including inflationary costs) and manage shortages in areas such as inputs, transportation and labor; (viii) uncertainty in economic conditions, including the potential for inflation or economic downturn; (ix) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control; (x) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xi) losses due to significant disruptions at any of our production or processing facilities or employee unavailability due to labor shortages; (xii) the ability to implement our Long-Range Plan, including growing our branded and private brand product sales, diversifying our product offerings (including by the launch of new products) and expanding into alternative sales channels; (xiii) technology disruptions or failures or the occurrence of cybersecurity incidents or breaches; (xiv) the inability to protect the Company’s brand value, intellectual property or avoid intellectual property disputes; (xv) our ability to manage the impacts of changing weather patterns on raw material availability due to climate change; and (xvi) our ability to operate and integrate the acquired snack bar related assets of TreeHouse and realize efficiencies and synergies from such acquisition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I - Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2023.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 28, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2023, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 28, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 11 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2023. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 29, 2023 during the first quarter of fiscal 2024.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2023.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

The following table shows our directors and officers that adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act:

Name & Position	Adoption Date	Shares of the Company's Common Stock	Expiration Date(1)
Ellen C. Taaffe, Director	September 20, 2023	1,070	June 20, 2024
Jeffrey T. Sanfilippo, Chief Executive Officer	September 25, 2023	5,212	September 25, 2024
Jasper B. Sanfilippo, Jr., Chief Operating Officer	September 25, 2023	5,212	September 25, 2024
James J. Sanfilippo, Director	September 26, 2023	1,070	September 30, 2024

(1)
The plan expires on the date in this column, or upon the earlier completion of all authorized transactions under the Rule 10b5-1 plan.

During the three months ended September 28, 2023, other than noted above, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits filed herewith are listed in the exhibit index below.

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit No.	Description

2.1

Asset Purchase Agreement, dated as of September 5, 2023, by and among John B. Sanfilippo & Son, Inc. and TreeHouse Foods, Inc., Bay Valley Foods, LLC and TreeHouse Private Brands, Inc. (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on September 8, 2023)

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

*10.11	2023 Omnibus Incentive Plan (incorporated by reference from Annex A to the form DEF 14A filed on September 12, 2023)

*10.12	Amended and Restated Sanfilippo Value Added Plan, dated August 23, 2023

10.13

Amended and restated Credit Agreement dated as of March 5, 2020, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 11, 2020)

10.14	First Amendment to Amended and Restated Credit Agreement dated as of May 8, 2023 (incorporated by reference from Exhibit 10.13 to the Form 10-K filed on August 23, 2023)

10.15	Second Amendment to Amended and Restated Credit Agreement dated as of September 29, 2023 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 2, 2023)

Exhibit No.	Description

*10.16

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

*10.17

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

*10.18

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

*10.19

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

*10.20

Separation Benefits & General Release Agreement, effective June 29, 2023, between John B. Sanfilippo & Son, Inc. and Shayn E. Wallace (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on June 30, 2023)

*10.21

Retirement Agreement and General Release, dated January 23, 2023 by and between John B. Sanfilippo & Son, Inc. and Michael Valentine (incorporated by reference from Exhibit 10.20 to the Form 10-Q for the quarter ended March 30, 2023)

*10.22

Nonqualified Deferred Compensation Plan Adoption Agreement of the Company dated as of November 22, 2022 (incorporated by reference from Exhibit 10.18 to the Form 10-Q for the quarter ended December 29, 2022)

*10.23

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 2, 2023.

JOHN B. SANFILIPPO & SON, INC.

By
/s/ Frank S. Pellegrino
Frank S. Pellegrino
Chief Financial Officer, Executive Vice President, Finance and Administration