Form 10-Q
period 2023-12-28
SANFILIPPO JOHN B & SON INC
filed 2024-02-01
CIK 880117

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2023

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

As of January 25, 2024, 9,002,660 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

For the Quarter Ended December 28, 2023

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 28, 2023	December 29, 2022	December 28, 2023	December 29, 2022
Net sales	$291,222	$274,328	$525,327	$526,929
Cost of sales	233,283	217,826	410,366	419,784
Gross profit	57,939	56,502	114,961	107,145
Operating expenses:
Selling expenses	21,001	21,830	42,993	39,812
Administrative expenses	11,563	10,208	22,016	20,455
Bargain purchase gain, net	(2,226)	—	(2,226)	—
Total operating expenses	30,338	32,038	62,783	60,267
Income from operations	27,601	24,464	52,178	46,878
Other expense:
Interest expense including $175, $189, $353 and $382 to related parties	1,055	615	1,282	1,276
Rental and miscellaneous expense, net	260	311	616	713
Pension expense (excluding service costs)	350	348	700	697
Total other expense, net	1,665	1,274	2,598	2,686
Income before income taxes	25,936	23,190	49,580	44,192
Income tax expense	6,765	6,283	12,821	11,740
Net income	$19,171	$16,907	$36,759	$32,452
Other comprehensive income:
Amortization of actuarial loss included in net periodic pension cost	—	7	—	14
Income tax expense related to pension adjustments	—	(2)	—	(3)
Other comprehensive income, net of tax	—	5	—	11
Comprehensive income	$19,171	$16,912	$36,759	$32,463
Net income per common share-basic	$1.65	$1.46	$3.17	$2.81
Net income per common share-diluted	$1.64	$1.45	$3.15	$2.79

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	December 28, 2023	June 29, 2023	December 29, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,975	$1,948	$620
Accounts receivable, less allowance for doubtful accounts of $370, $283 and $318	77,416	72,734	72,433
Inventories	197,335	172,936	173,075
Prepaid expenses and other current assets	13,040	6,812	11,693
TOTAL CURRENT ASSETS	289,766	254,430	257,821
PROPERTY, PLANT AND EQUIPMENT:
Land	13,365	9,150	9,150
Buildings	114,708	104,150	102,840
Machinery and equipment	286,317	261,706	254,013
Furniture and leasehold improvements	5,310	5,275	5,312
Vehicles	790	729	614
Construction in progress	3,960	7,123	9,877
	424,450	388,133	381,806
Less: Accumulated depreciation	276,987	267,336	259,597
	147,463	120,797	122,209
Rental investment property, less accumulated depreciation of $14,843, $14,439 and $14,036	14,280	14,684	15,087
TOTAL PROPERTY, PLANT AND EQUIPMENT	161,743	135,481	137,296

Intangible assets, net	6,584	6,658	7,561
Deferred income taxes	562	3,592	2,608
Goodwill	11,750	11,750	12,030
Operating lease right-of-use assets	6,867	6,427	2,593
Other assets	7,187	6,949	6,021
TOTAL ASSETS	$484,459	$425,287	$425,930

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	December 28, 2023	June 29, 2023	December 29, 2022
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$32,052	$—	$22,805
Current maturities of long-term debt, net, including related party debt of $704, $672 and $642	704	672	1,497
Accounts payable	62,955	42,680	49,342
Bank overdraft	1,500	285	1,970
Accrued payroll and related benefits	17,479	27,572	14,953
Other accrued expenses	13,601	14,479	13,495
TOTAL CURRENT LIABILITIES	128,291	85,688	104,062

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, net, including related party debt of $6,742, $7,102 and $7,446	6,742	7,102	7,446
Retirement plan	27,338	26,653	29,132
Long-term operating lease liabilities, net of current portion	5,141	4,771	1,472
Long-term workers' compensation liabilities	7,291	7,321	7,459
Other	2,419	1,545	696
TOTAL LONG-TERM LIABILITIES	48,931	47,392	46,205
TOTAL LIABILITIES	177,222	133,080	150,267

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 9,120,560, 9,076,326 and 9,072,068 shares issued	91	91	91
Capital in excess of par value	133,432	131,986	130,731
Retained earnings	175,096	161,512	148,488
Accumulated other comprehensive loss	(204)	(204)	(2,469)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)
TOTAL STOCKHOLDERS’ EQUITY	307,237	292,207	275,663
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$484,459	$425,287	$425,930

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share amounts)

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Loss	Stock	Total
Balance, June 29, 2023	2,597,426	$26	9,076,326	$91	$131,986	$161,512	$(204)	$(1,204)	$292,207
Net income						17,588			17,588
Cash dividends ($2.00 per share)						(23,175)			(23,175)
Equity award exercises			14,605	—	—				—
Stock-based compensation expense					747				747
Balance, September 28, 2023	2,597,426	$26	9,090,931	$91	$132,733	$155,925	$(204)	$(1,204)	$287,367
Net income						19,171			19,171
Equity award exercises, net of shares withheld for employee taxes			29,629	—	(684)				(684)
Stock-based compensation expense					1,383				1,383
Balance, December 28, 2023	2,597,426	$26	9,120,560	$91	$133,432	$175,096	$(204)	$(1,204)	$307,237

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Loss	Stock	Total
Balance, June 30, 2022	2,597,426	$26	9,047,359	$90	$128,800	$153,589	$(2,480)	$(1,204)	$278,821
Net income						15,545			15,545
Cash dividends ($2.25 per share)						(25,981)			(25,981)
Pension liability amortization, net of income tax expense of $1							6		6
Stock-based compensation expense					772				772
Balance, September 29, 2022	2,597,426	$26	9,047,359	$90	$129,572	$143,153	$(2,474)	$(1,204)	$269,163
Net income						16,907			16,907
Cash dividends ($1.00 per share)						(11,572)			(11,572)
Pension liability amortization, net of income tax expense of $2							5		5
Equity award exercises, net of shares withheld for employee taxes			24,709	1	(356)				(355)
Stock-based compensation expense					1,515				1,515
Balance, December 29, 2022	2,597,426	$26	9,072,068	$91	$130,731	$148,488	$(2,469)	$(1,204)	$275,663

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Twenty-Six Weeks Ended
	December 28, 2023	December 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,759	$32,452
Depreciation and amortization	11,715	10,099
Loss on disposition of assets, net	140	19
Deferred income tax expense	2,280	628
Stock-based compensation expense	2,130	2,287
Bargain purchase gain, net	(2,226)	—
Change in assets and liabilities:
Accounts receivable, net	(4,542)	(2,822)
Inventories	11,101	32,020
Prepaid expenses and other current assets	(2,942)	(1,885)
Accounts payable	20,557	1,492
Accrued expenses	(10,077)	(1,794)
Income taxes receivable	(4,180)	(2,523)
Other long-term assets and liabilities	132	721
Other, net	325	258
Net cash provided by operating activities	61,172	70,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,882)	(11,420)
Business acquisitions, net	(58,974)	(3,500)
Other, net	(53)	(56)
Net cash used in investing activities	(69,909)	(14,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings (repayments)	32,052	(17,634)
Debt issue costs	(316)	—
Principal payments on long-term debt	(328)	(1,984)
Increase in bank overdraft	1,215	1,756
Dividends paid	(23,175)	(37,553)
Taxes paid related to net share settlement of equity awards	(684)	(356)
Net cash provided by (used in) financing activities	8,764	(55,771)

NET INCREASE IN CASH AND CASH EQUIVALENTS	27	205
Cash and cash equivalents, beginning of period	1,948	415
Cash, end of period	$1,975	$620

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•
References herein to fiscal 2024 and fiscal 2023 are to the fiscal year ending June 27, 2024 and the fiscal year ended June 29, 2023, respectively.
•
References herein to the second quarter of fiscal 2024 and fiscal 2023 are to the quarters ended December 28, 2023 and December 29, 2022, respectively.
•
References herein to the first half or first twenty-six weeks of fiscal 2024 and fiscal 2023 are to the twenty-six weeks ended December 28, 2023 and December 29, 2022, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names and under a variety of private brands. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, nutrition bars, snack bars, snack bites, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks, other sesame snack products and baked cheese snack products under our brand names, including Just the Cheese, and under private brands. Finally, with our recent acquisition of assets relating to the snack bars business from TreeHouse Foods. Inc., which was completed in the current second quarter of fiscal 2024, we are able to offer our private brand customers a complete portfolio of snack bars. Our products are sold through three primary distribution channels, including food retailers in the consumer channel, commercial ingredient users and contract packaging customers.

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

Note 2 – Lakeville Acquisition

On September 29, 2023, we completed the acquisition of certain assets from TreeHouse Foods, Inc. (the “Seller”) relating to its snack bars business. The acquired assets include inventory, a manufacturing facility and related equipment located in Lakeville, Minnesota, and product formulas (the “Lakeville Acquisition”). The initial purchase price was approximately $61,546 in cash, subject to certain post-closing adjustments. Following the closing, we received payment from the Seller of $2,572 for purchase price adjustments related to the actual inventory and fixed assets acquired, for a revised purchase price of $58,974, net. The purchase price for the Lakeville Acquisition was primarily funded from borrowings under the Credit Facility as amended by the Second Amendment (defined below).

The Lakeville Acquisition accelerates our strategy within the growing snack bar category and diversifies our product offerings. It also allows us to offer private brand customers a complete portfolio of snack bars, including fruit and grain, crunchy, protein, sweet and salty and chewy bars that complement internally developed nutrition bars. The Lakeville Acquisition has been accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations”.

The following table summarizes the preliminary amounts allocated to the fair values of certain assets acquired at the acquisition date:

Inventories	$35,500
Property, plant and equipment	25,600
Identifiable intangible assets:
Product formulas	850
Total assets acquired	$61,950

Property, plant and equipment represent a manufacturing facility and related equipment located in Lakeville, Minnesota. The fair value for the property was primarily determined using a market approach. The fair values for the machinery and equipment were determined using a combination of the direct and indirect cost approaches, along with the market approach. All assets will be depreciated on a straight-line basis over their estimated remaining useful lives as determined in accordance with our accounting policies.

The product formulas asset represents the value of these formulas designed to replicate the taste, texture and appearance of branded snack bars. The fair value of the product formulas was determined using the income approach through a relief from royalty method analysis. We are amortizing formulas over a weighted average life of 5.4 years.

There were no recognized or unrecognized material contingencies associated with the acquired business.

The $61,950 fair value of the identifiable assets acquired exceeded the total purchase price of $58,974. Accordingly, this acquisition resulted in a bargain purchase and we recognized a gain of $2,226, net of taxes, which is reported in the caption “Bargain purchase gain, net” in our consolidated financial results for the quarter and twenty-six weeks ended December 28, 2023. We believe the Lakeville Acquisition resulted in a bargain purchase gain because the Seller was motivated to divest such snack bars business, as its performance no longer supported the Seller's long-term growth targets.

Net sales of $28,692 and a loss before income taxes of $3,957 from the closing of the Lakeville Acquisition on September 29, 2023 are included in our consolidated financial results as of December 28, 2023. The Company also incurred acquisition-related costs of $161 and $665 for the quarter and twenty-six weeks ended December 28, 2023, respectively. These costs are included in Administrative expenses.

The following reflects the unaudited pro forma results of operations of the Company as if the Lakeville Acquisition had taken place at the beginning of fiscal 2023. This pro forma information does not purport to represent what the Company’s actual results would have been if the Lakeville Acquisition had occurred as of the date indicated or what such results would be for any future periods.

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 28, 2023	December 29, 2022	December 28, 2023	December 29, 2022
Pro forma net sales	$291,222	$313,870	$565,640	$608,754
Pro forma net income	18,883	16,697	33,335	29,797
Pro forma diluted earnings per share	$1.62	$1.44	$2.86	$2.56

These unaudited pro forma results have been calculated after applying our accounting policies and adjusting the results of the Lakeville Acquisition to reflect elimination of transaction costs and the bargain purchase gain and to record additional interest expense and cost of sales that would have been incurred, assuming the fair value adjustment to inventory had been applied from July 1, 2022, net of related income taxes in respect of pro forma net income and diluted earnings per share performance. The impact to the above pro forma information of incremental depreciation and amortization expense is insignificant and therefore excluded from the calculation of pro forma results.

Since the Lakeville Acquisition, we continue to operate in a single reportable operating segment that consists of selling various nut and nut-related products and snacks through three sales distribution channels. Revenues from the Lakeville Acquisition are primarily in our consumer distribution channel.

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

Variable Consideration

Some of our products are sold through specific incentive programs including, but not limited to, promotional allowances, volume and customer rebates, in-store display incentives and marketing allowances to consumer and some commercial ingredient customers. The ultimate cost of these programs is dependent on certain factors such as actual purchase volumes or customer activities. It is also dependent on significant management judgment when determining estimates. The Company accounts for these programs as variable consideration and recognizes a reduction in revenue (and a corresponding reduction in the transaction price) in the same period as the underlying program based upon the terms of the specific arrangements.

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

Disaggregation of Revenue

Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
Distribution Channel	December 28, 2023	December 29, 2022	December 28, 2023	December 29, 2022
Consumer	$241,362	$224,513	$425,696	$421,060
Commercial Ingredients	27,712	28,419	55,847	59,926
Contract Packaging	22,148	21,396	43,784	45,943
Total	$291,222	$274,328	$525,327	$526,929

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

The following table provides supplemental information related to operating lease right-of-use assets and liabilities:

	December 28, 2023	June 29, 2023	December 29, 2022	Affected Line Item in Consolidated Balance Sheets
Assets
Operating lease right-of-use assets	$6,867	$6,427	$2,593	Operating lease right-of-use assets
Total lease right-of-use assets	$6,867	$6,427	$2,593

Liabilities
Current:
Operating leases	$1,751	$1,729	$1,166	Other accrued expenses
Noncurrent:
Operating leases	5,141	4,771	1,472	Long-term operating lease liabilities
Total lease liabilities	$6,892	$6,500	$2,638

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 28, 2023	December 29, 2022	December 28, 2023	December 29, 2022
Operating lease costs (a)	$719	$541	$1,389	$1,015
Variable lease costs (b)	33	58	(141)	115
Total lease cost	$752	$599	$1,248	$1,130

(a)
Includes short-term leases which are immaterial.
(b)
Variable lease costs consist of sales tax and lease overtime charges.

Supplemental cash flow and other information related to leases was as follows:

	For the Twenty-Six Weeks Ended
	December 28, 2023	December 29, 2022
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$1,210	$807

Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$1,320	$1,049

	December 28, 2023	June 29, 2023	December 29, 2022
Weighted average remaining lease term (in years)	4.2	4.4	3.0
Weighted average discount rate	6.9%	6.7%	5.2%

Maturities of operating lease liabilities as of December 28, 2023 are as follows:

Fiscal Year Ending
June 27, 2024 (excluding the twenty-six weeks ended December 28, 2023)	$1,159
June 26, 2025	1,954
June 25, 2026	1,742
June 24, 2027	1,455
June 29, 2028	1,285
June 28, 2029	346
Thereafter	—
Total lease payment	7,941
Less imputed interest	(1,049)
Present value of operating lease liabilities	$6,892

At December 28, 2023, the Company has additional operating leases of approximately $425 that have not yet commenced and therefore are not reflected in the Consolidated Balance Sheet and tables above. The leases are scheduled to commence in the third quarter of fiscal 2024 with initial lease terms ranging from 3 to 6 years.

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

Leasing revenue is as follows:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 28, 2023	December 29, 2022	December 28, 2023	December 29, 2022
Lease income related to lease payments	$533	$403	$977	$805

The future minimum, undiscounted fixed cash flows under non-cancelable tenant operating leases for each of the next five years and thereafter are as follows:

Fiscal Year Ending
June 27, 2024 (excluding the twenty-six weeks ended December 28, 2023)	$1,029
June 26, 2025	1,477
June 25, 2026	972
June 24, 2027	930
June 29, 2028	328
June 28, 2029	336
Thereafter	1,478
$6,550

Note 5 – Inventories

Inventories consist of the following:

	December 28, 2023	June 29, 2023	December 29, 2022
Raw material and supplies	$81,564	$65,430	$75,002
Work-in-process and finished goods	115,771	107,506	98,073
Total	$197,335	$172,936	$173,075

Note 6 – Goodwill and Intangible Assets

Identifiable intangible assets that are subject to amortization consist of the following:

	December 28, 2023	June 29, 2023	December 29, 2022
Customer relationships	$21,350	$21,350	$21,370
Brand names	17,070	17,070	17,070
Product formulas	850	-	-
Non-compete agreement	300	300	300
	39,570	38,720	38,740
Less accumulated amortization:
Customer relationships	(20,356)	(19,834)	(19,311)
Brand names	(12,314)	(11,955)	(11,598)
Product formulas	(40)	-	-
Non-compete agreement	(276)	(273)	(270)
	(32,986)	(32,062)	(31,179)
Net intangible assets	$6,584	$6,658	$7,561

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the Squirrel Brand, Southern Style Nuts and Just the Cheese brand names.

Total amortization expense related to intangible assets, which is classified in administrative expense in the Consolidated Statement of Comprehensive Income, was $482 and $924 for the quarter and twenty-six weeks ended December 28, 2023, respectively. Amortization expense for the remainder of fiscal 2024 is expected to be approximately $762 and expected amortization expense the next five fiscal years is as follows:

Fiscal Year Ending
June 26, 2025	$1,374
June 25, 2026	1,038
June 24, 2027	863
June 29, 2028	685
June 28, 2029	496

Our net goodwill at December 28, 2023 was comprised of $9,650 from the Squirrel Brand acquisition completed in fiscal 2018 and $2,100 from the Just the Cheese brand acquisition completed in fiscal 2023. The changes in the carrying amount of goodwill since June 30, 2022 are as follows:

Gross goodwill balance at June 30, 2022	$18,416
Accumulated impairment losses	(8,766)
Net goodwill balance at June 30, 2022	9,650
Goodwill acquired during fiscal 2023	2,100
Net balance at June 29, 2023	11,750
Goodwill acquired during fiscal 2024	-
Net balance at December 28, 2023	$11,750

Note 7 – Credit Facility

Our Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”) dated September 29, 2023 provides for a $150,000 senior secured revolving credit facility (the “Credit Facility”), which was increased from $117,500, to provide extra available capacity for our short-term working capital requirements due to the Lakeville Acquisition. The Second Amendment also extends the maturity of the Credit Facility to September 29, 2028 and allows the Company to pay up to $100,000 in dividends per year, subject to meeting availability tests. The Credit Facility is secured by substantially all our assets other than machinery and equipment, real property and fixtures.

At December 28, 2023, we had $114,155 of available credit under the Credit Facility which reflects borrowings of $32,052 and reduced availability as a result of $3,793 in outstanding letters of credit. As of December 28, 2023, we were in compliance with all financial covenants under the Credit Facility.

Note 8 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 28, 2023	December 29, 2022	December 28, 2023	December 29, 2022
Weighted average number of shares outstanding – basic	11,611,409	11,567,068	11,603,185	11,560,250
Effect of dilutive securities:
Restricted stock units	56,146	57,594	67,964	60,637
Weighted average number of shares outstanding – diluted	11,667,555	11,624,662	11,671,149	11,620,887

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for any periods presented.

Note 9 – Stock-Based Compensation Plans

At our annual meeting of stockholders on November 2, 2023, our stockholders approved a new equity incentive plan (the “2023 Omnibus Plan”) under which awards of options and stock-based awards may be made to employees, officers or non-employee directors of our Company. A total of 747,065 shares of Common Stock are authorized for grants of awards thereunder, which may be in the form of options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (SARs”), performance shares, performance units, Common Stock or dividends and dividend equivalents.

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

During the second quarter of fiscal 2024, there were 56,168 RSUs awarded to employees and non-employee members of the Board of Directors. The vesting period is generally three years for awards to employees and one year for awards to non-employee directors.

The following is a summary of RSU activity for the first twenty-six weeks of fiscal 2024:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 29, 2023	155,012	$67.87
Granted (a)	56,168	$85.55
Vested (b)	(51,707)	$72.10
Forfeited	(621)	$72.58
Outstanding at December 28, 2023	158,852	$72.73

(a)
The number of RSUs granted includes 8,031 RSUs with performance conditions for which the performance criteria had yet to be achieved. The final number of shares that will eventually be earned and vest has not yet been determined.
(b)
The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.

At December 28, 2023, there were 26,653 RSUs outstanding that were vested but deferred.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 28, 2023	December 29, 2022	December 28, 2023	December 29, 2022
Stock-based compensation expense	$1,383	$1,515	$2,130	$2,287

As of December 28, 2023, there was $6,763 of total unrecognized compensation expense related to non-vested RSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.7 years.

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

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 28, 2023	December 29, 2022	December 28, 2023	December 29, 2022
Service cost	$63	$201	$126	$401
Interest cost	350	341	700	683
Amortization of loss	—	7	—	14
Net periodic benefit cost	$413	$549	$826	$1,098

The components of net periodic benefit cost other than the service cost component are included in the line item “Pension expense (excluding service costs)” in the Consolidated Statements of Comprehensive Income.

Note 11 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the twenty-six weeks ended December 28, 2023 and December 29, 2022. These changes are all related to our defined benefit pension plan.

	For the Twenty-Six Weeks Ended
Changes to AOCL (a)	December 28, 2023	December 29, 2022
Balance at beginning of period	$(204)	$(2,480)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	—	14
Tax effect	—	(3)
Net current-period other comprehensive income	—	11
Balance at end of period	$(204)	$(2,469)

(a)
Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter and twenty-six weeks ended December 28, 2023 and December 29, 2022 were as follows:

	For the Quarter Ended		For the Twenty-Six Weeks Ended		Affected Line Item
Reclassifications from AOCL to Earnings (b)	December 28, 2023	December 29, 2022	December 28, 2023	December 29, 2022	Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized net loss	$—	$(7)	$—	$(14)	Pension expense (excluding service costs)
Tax effect	—	2	—	3	Income tax expense
Amortization of defined pension items, net of tax	$—	$(5)	$—	$(11)

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	December 28, 2023	June 29, 2023	December 29, 2022
Carrying value of current and long-term debt:	$7,446	$7,774	$8,944
Fair value of current and long-term debt:	6,654	7,421	8,118

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•
References herein to fiscal 2024 and fiscal 2023 are to the fiscal year ending June 27, 2024 and the fiscal year ended June 29, 2023, respectively.
•
References herein to the second quarter of fiscal 2024 and fiscal 2023 are to the quarters ended December 28, 2023 and December 29, 2022, respectively.
•
References herein to the first half or first twenty-six weeks of fiscal 2024 and fiscal 2023 are to the twenty-six weeks ended December 28, 2023 and December 29, 2022, respectively.

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names and under a variety of private brands. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, nutrition bars, snack bars, snack bites, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks, other sesame snack products and baked cheese snack products under our brand names, including Just the Cheese, and under private brands. We distribute our products in the consumer, commercial ingredients and contract packaging distribution channels.

Our Long-Range Plan defines our future growth priorities and focuses on growing our non-branded business across key customers, as well as transforming Fisher, Orchard Valley Harvest and Squirrel Brand into leading brands while increasing distribution and diversifying our portfolio into high growth snacking segments. We will execute on our Long-Range Plan by providing non-branded customer value-added solutions based on our extensive industry and consumer expertise with innovative products such as our newly developed product line of private brand nutrition bars which were introduced during fiscal 2023. We will grow our branded business by reaching new consumers via product expansion and packaging innovation, expanding distribution across current and alternative channels, diversifying our product offerings and focusing on new ways for consumers to buy our products, including sales via e-commerce platforms. This Long-Range Plan also contemplates increasing our sales through product innovation and targeted, opportunistic acquisitions, such as the acquisition of the Just the Cheese brand completed during fiscal 2023 and the recent Lakeville Acquisition completed during the current second quarter, which expanded our ability to produce private brand snack bars and allows us to provide our private brand customers with a complete snack bar portfolio.

We will continue to focus our promotional and advertising activity to invest in our brands to achieve growth. We intend to execute an omnichannel approach to win in key categories including recipe nuts, snack nuts, trail mix and other snacking categories. We continue to see e-commerce growth across our branded portfolio and anticipate taking various actions with the goal of maintaining that growth across a variety of established and emerging platforms. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base for branded and private brand products. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

We face a number of challenges in the future, which include integrating the recent Lakeville Acquisition into our existing business, the impacts of ongoing inflation in food prices, elevated interest rates that reduce economic growth, consumers reducing their purchases in the snack and nut category, including branded nut products, potential for economic downturn in the markets in which we operate and continued supply chain challenges. We continue to experience a tight labor market which has led to increased labor costs.

Inflation and Consumer Trends

We face changing industry trends as consumers' purchasing preferences evolve. Due to the current inflationary environment, we have seen higher selling prices at retail. These higher prices across our categories and the broader food market, coupled with an actual or potential economic downturn and tightening of consumer finances due to inflation or a variety of other reasons, are causing consumers to purchase fewer snack products. We have seen this through the decline in the recipe and snack nut categories since fiscal 2023 and into fiscal 2024, as consumers shift their preferences to private brands or lower priced nuts or purchase snack products outside the snack and nut and trail mix category. With the inflationary environment, we are also seeing signs of consumers shifting to more value-focused retailers, such as mass merchandising retailers, club stores and dollar stores, not all of which we distribute or sell to.

Supply Chain and Transportation

In the first half of fiscal 2024, we faced supply chain challenges related to certain raw material shortages, extended lead-times, supplier capacity constraints and inflationary pressures. While we do not have direct exposure to suppliers in Russia, Ukraine or Israel, the conflicts in these regions could continue to result in volatile commodity markets, supply chain disruptions and increased costs. Global supply chain pressures have eased, but we continue to see negative impacts related to macro-economics, geo-political unrest, growing political instability and climate-related events. Overall packaging and ingredient inflation appears to be leveling off but is expected to remain above historical levels. We anticipate pricing relief in some areas in the current fiscal year, if and as shortages decrease and supply chains improve. However, we expect that some costs may remain above historical levels or unpredictable for a longer period.

While we have seen stabilization in truckload capacity and volume at U.S. ports and improvements with driver hiring, there are still warehouse and dock staff shortages and fuel and energy concerns due to continued unrest abroad coupled with persistent inflation. Instability and prices in the transportation industry may increase further into the remainder of fiscal 2024 due to the bankruptcy of a major U.S.-based trucking company. Fuel prices that were at record highs during spring and summer 2022 have continued to decrease, yet still remain volatile and unpredictable. While there are indicators of transportation cost improvement, and despite our mitigation of some of the transportation shortages, we may continue to face an unpredictable transportation environment. There is no guarantee that our mitigation strategies will continue to be effective, that any transportation capacity easing will continue or that transportation prices will return to more normalized levels.

We have remained agile by proactively identifying risks, modifying inventory plans and diversifying our supplier base to mitigate risk of customer order shortages and maintain our supply chain. We continue to proactively manage our business in response to the evolving global economic environment and related uncertainty and intend to take steps to mitigate impacts to our supply chain. If these supply chain pressures continue, or we cannot obtain the transportation and labor services needed to fulfill customer orders, such shortages and supply chain issues could have an unfavorable impact on net sales and our operations during fiscal 2024. Additionally, as costs increase due to these issues or due to overall inflationary pressures, there is an additional risk of not being able to pass (in part or in full) such potential cost increases onto our customers or in a timely manner. If we cannot align costs with prices for our products, our operating performance could be adversely impacted.

QUARTERLY HIGHLIGHTS

Our net sales of $291.2 million for the second quarter of fiscal 2024 increased $16.9 million, or 6.2%, from our net sales of $274.3 million for the second quarter of fiscal 2023. Net sales for the first twenty-six weeks of fiscal 2024 decreased by $1.6 million, or 0.3%, to $525.3 million compared to the first twenty-six weeks of fiscal 2023.

Sales volume, measured as pounds sold to customers, increased 11.8% compared to the second quarter of fiscal 2023. Sales volume for the first twenty-six weeks of fiscal 2024 increased 2.3% compared to the first twenty-six weeks of fiscal 2023.

Gross profit increased $1.4 million, and our gross profit margin, as a percentage of net sales, decreased to 19.9% for the second quarter of fiscal 2024 compared to 20.6% for the second quarter of fiscal 2023. Gross profit increased $7.8 million, and our gross profit margin increased to 21.9% from 20.3% for the first twenty-six weeks of fiscal 2024 compared to the first twenty-six weeks of fiscal 2023.

Total operating expenses for the second quarter of fiscal 2024 decreased by $1.7 million, or 5.3%, compared to the second quarter of fiscal 2023. As a percentage of net sales, total operating expenses in the second quarter of fiscal 2024 decreased to 10.4% from 11.7% for the second quarter of fiscal 2023. Total operating expenses for the first twenty-six weeks of fiscal 2024 increased by $2.5 million, or 4.2%, compared to the first twenty-six weeks of fiscal 2023. As a percentage of net sales, total operating expenses for the first twenty-six weeks of fiscal 2024 increased to 12.0% from 11.4% for the first twenty-six weeks of fiscal 2023.

The total value of inventories on hand at the end of the second quarter of fiscal 2024 increased $24.3 million, or 14.0%, in comparison to the total value of inventories on hand at the end of the second quarter of fiscal 2023.

We have seen acquisition costs for all major tree nuts, other than walnuts, remain flat or decrease, and we have seen acquisition costs for peanuts increase modestly in the 2023 crop year (which falls into our current 2024 fiscal year). We completed procurement of inshell walnuts during the first half of fiscal 2024. During the third quarter, we will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual final liability will be determined during the third quarter of fiscal 2024 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS

Net Sales

In the second quarter of fiscal 2024, our net sales increased 6.2% to $291.2 million compared to net sales of $274.3 million for the second quarter of fiscal 2023, primarily due to the Lakeville Acquisition, which closed on the first day of our current second quarter and increased quarterly net sales by approximately $28.7 million. Sales volume, which is defined as pounds sold to customers, increased 11.8%, also due to the Lakeville Acquisition. The Lakeville Acquisition increased our quarterly sales volume by 11.6 million pounds, or 14.4%, over the second quarter of fiscal 2023. Sales volume for the second quarter, excluding the impact of the Lakeville Acquisition, decreased 2.6% and weighted average sales price per pound decreased 1.7% as we continue to navigate a challenging operating environment characterized by elevated retail selling prices and cautious consumers.

For the first twenty-six weeks of fiscal 2024 our net sales were $525.3 million, a decrease of $1.6 million, or 0.3%, compared to the same period of fiscal 2023. Excluding the impact of the Lakeville Acquisition, net sales decreased 5.7% to $496.6 million, which was primarily attributable to a 4.9% decline in sales volume. In addition to the decline in sales volume, a 0.8% decrease in weighted average selling price per pound also contributed to the decline in net sales.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-Six Weeks Ended
Product Type	December 28, 2023	December 29, 2022	December 28, 2023	December 29, 2022
Peanuts & Peanut Butter	16.3%	16.6%	18.0%	17.8%
Pecans	14.2	17.5	12.0	14.1
Cashews & Mixed Nuts	17.7	20.6	19.1	20.4
Walnuts	5.3	6.8	5.1	6.3
Almonds	7.4	8.3	8.2	8.7
Trail & Snack Mixes	23.4	24.2	25.5	26.4
Snack Bars	9.8	—	5.7	—
Other	5.9	6.0	6.4	6.3
Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	December 28, 2023	Percentage of Total	December 29, 2022	Percentage of Total	$ Change	% Change
Consumer (1)	$241,362	82.9%	$224,513	81.8%	$16,849	7.5%
Commercial Ingredients	27,712	9.5	28,419	10.4	(707)	(2.5)
Contract Packaging	22,148	7.6	21,396	7.8	752	3.5
Total	$291,222	100.0%	$274,328	100.0%	$16,894	6.2%

(1)
Sales of branded products were approximately 22% and 26% of total consumer sales during the second quarter of fiscal 2024 and fiscal 2023, respectively. Fisher branded products were approximately 73% and 75% of branded sales during the second quarter of fiscal 2024 and fiscal 2023, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Twenty-Six Weeks Ended
Distribution Channel	December 28, 2023	Percentage of Total	December 29, 2022	Percentage of Total	$ Change	% Change
Consumer (1)	$425,696	81.1%	$421,060	79.9%	$4,636	1.1%
Commercial Ingredients	55,847	10.6	59,926	11.4	(4,079)	(6.8)
Contract Packaging	43,784	8.3	45,943	8.7	(2,159)	(4.7)
Total	$525,327	100.0%	$526,929	100.0%	$(1,602)	(0.3)%

(1)
Sales of branded products were approximately 21% and 24% of total consumer sales during the first twenty-six weeks of fiscal 2024 and fiscal 2023, respectively. Fisher branded products were approximately 69% and 71% of branded sales during the first twenty-six weeks of fiscal 2024 and fiscal 2023, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased $16.8 million, or 7.5%, and sales volume increased 15.3% in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023. Excluding the Lakeville Acquisition, net sales in the consumer distribution channel decreased $11.4 million, or 5.1%, and sales volume decreased 2.8%. Private brand sales volume increased 20.2% driven by the Lakeville Acquisition, whose sales volume is almost exclusively private brand bars. Excluding the Lakeville Acquisition, private brand sales volume decreased 2.3% due to soft consumer demand at a mass merchandising retailer along with fewer seasonal items at another mass merchandising retailer. These decreases were partially offset by increased distribution of seasonal items at a grocery retailer. Sales volume of Fisher recipe nuts decreased 12.6% due to soft consumer demand across mass merchandising and grocery retailers and less merchandising activity at several grocery retailers. Sales volume of Southern Style Nuts decreased 36.7% from reduced distribution and promotional programs at a club store customer. The above decreases were partially offset by a 15.5% increase in sales volume for Orchard Valley Harvest, which was mainly due to increased distribution at a major customer in the non-food sector.

In the first twenty-six weeks of fiscal 2024, net sales in the consumer distribution channel increased $4.6 million, or 1.1%, and sales volume increased 5.1% compared to the same period of fiscal 2023. Excluding the Lakeville Acquisition, net sales in the consumer distribution channel decreased $23.6 million, or 5.6%, and sales volume decreased 4.2%. Private brand sales volume increased 7.7% driven by the Lakeville Acquisition. Excluding the Lakeville Acquisition, private brand sales volume decreased 3.7% for the reasons cited in the quarterly comparison above. These decreases were partially offset by increased distribution of seasonal items at a grocery retailer. Sales volume of Fisher recipe nuts decreased 12.0% for the reasons already cited in the quarterly comparison above. Sales volume of Fisher snack nuts decreased 16.7% due to increased competitive pricing pressures and the discontinuance of a product line at a mass merchandising retailer. Sales volume of Southern Style Nuts decreased 36.6% for the reasons already cited in the quarterly comparison above. The above decreases were partially offset by an 8.6% increase in sales volume for Orchard Valley Harvest for the reasons already cited in the quarterly comparison above. This increase was partially offset by decreased volume at a foodservice distributor due to competitive pricing pressures.

Net sales in the commercial ingredients distribution channel decreased $0.7 million, or 2.5%, while sales volume increased 6.5% in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023. The sales volume increase was mostly driven by a one-time sale associated with the Lakeville Acquisition. Excluding the Lakeville Acquisition, sales volume increased 2.8% primarily due to increased peanut butter sales at several existing foodservice and industrial customers.

In the first twenty-six weeks of fiscal 2024, net sales in the commercial ingredients distribution channel decreased $4.1 million, or 6.8%, while sales volume was flat compared to the same period of fiscal 2023. Excluding the Lakeville Acquisition, sales volume decreased 1.6% due to a 25.1% decrease in sales volume of peanut crushing stock to peanut oil processors due to reduced peanut shelling.

Net sales in the contract packaging distribution channel increased $0.8 million, or 3.5%, while sales volume decreased 8.6% in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023. The decrease in sales volume was primarily due to fewer seasonal items and reduced promotional activity at a major customer and an item discontinuance at another customer.

In the first twenty-six weeks of fiscal 2024, net sales in the contract packaging distribution channel decreased $2.2 million, or 4.7%, and sales volume decreased 14.3% compared to the same period of fiscal 2023. The sales volume decrease was primarily due to less promotional activity and a seasonal item sold to a major customer in the same quarter of our prior fiscal year that did not recur in the current quarter.

Gross Profit

Gross profit increased by $1.4 million, or 2.5%, to $57.9 million for the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 due to the higher net sales base. Excluding the Lakeville Acquisition, gross profit increased approximately 7.7%, or $4.3 million. The increase in gross profit was due to lower commodity acquisition costs for most major tree nuts, increased manufacturing efficiencies, improved product mix and reduced noncompliant inventory. Our gross profit margin, as a percentage of net sales, decreased to 19.9% for the second quarter of fiscal 2024 compared to 20.6% for the second quarter of fiscal 2023 mainly due to the Lakeville Acquisition.

Gross profit was $115.0 million for the first twenty-six weeks of fiscal 2024 compared to $107.1 million for the first twenty-six weeks of fiscal 2023. Our gross profit margin, as a percentage of net sales, increased to 21.9% for the first twenty-six weeks of fiscal 2024 compared to 20.3% for the first twenty-six weeks of fiscal 2023. Gross profit and gross profit margin increased primarily due to lower commodity acquisition costs for all major nut commodities except peanuts and was partially offset by the impact of the Lakeville Acquisition, as noted above.

Operating Expenses

Total operating expenses for the second quarter of fiscal 2024 decreased by $1.7 million, or 5.3%, to $30.3 million. Operating expenses decreased to 10.4% of net sales for the second quarter of fiscal 2024 compared to 11.7% of net sales for the second quarter of fiscal 2023 primarily due to the $2.2 million net gain on bargain purchase that occurred in the second quarter of fiscal 2024 due to the Lakeville Acquisition.

Selling expenses for the second quarter of fiscal 2024 were $21.0 million, a decrease of $0.8 million, or 3.8%, from the second quarter of fiscal 2023. The decrease was driven primarily by a $1.2 million decrease in freight expense due to lower freight rates and fewer delivered sales pounds and a $1.1 million decrease in advertising and consumer insight research expense due to a shift of this expense into our first quarter. These decreases were partially offset by a $0.6 million increase in outside distribution expense, primarily related to the Lakeville Acquisition, an increase in compensation-related expenses of $0.3 million and a $0.3 million increase in insurance expense from increasing medical claims experience.

Administrative expenses for the second quarter of fiscal 2024 increased $1.4 million, or 13.3%, to $11.6 million compared to $10.2 million for the second quarter of fiscal 2023. The increase was due to a $0.8 million increase in compensation-related expenses, a $0.4 million increase in charitable food donations and a $0.3 million increase in consulting expense, primarily related to the Lakeville Acquisition.

Total operating expenses for the first twenty-six weeks of fiscal 2024 increased by $2.5 million, or 4.2%, to $62.8 million. Operating expenses increased to 12.0% of net sales for the first twenty-six weeks of fiscal 2024 compared to 11.4% of net sales for the first twenty-six weeks of fiscal 2023. The increase is net of the $2.2 million net gain on bargain purchase that occurred in the second quarter of fiscal 2024 due to the Lakeville Acquisition.

Selling expenses for the first twenty-six weeks of fiscal 2024 were $43.0 million, an increase of $3.2 million, or 8.0%, from the first twenty-six weeks of fiscal 2023. The increase was driven primarily by a $3.3 million increase in advertising and consumer insight research expense, a $0.7 million increase in outside distribution expense, of which $0.4 million was due to the Lakeville Acquisition, an increase in consulting expenses of $0.4 million and a $0.3 million increase in customer sample expense related to nutrition bars which launched in the third quarter of fiscal 2023. These increases were offset by a $2.0 million decrease in freight expense due to lower freight rates and fewer delivered sales pounds.

Administrative expenses for the first twenty-six weeks of fiscal 2024 increased $1.6 million, or 7.6%, to $22.0 million compared the first twenty-six weeks of fiscal 2023. The increase was due to a $0.8 million increase in compensation-related expenses, an increase in charitable food donations of $0.7 million and an increase in consulting expense of $0.3 million, primarily related to the Lakeville Acquisition.

Income from Operations

Due to the factors discussed above, income from operations was $27.6 million, or 9.5% of net sales, for the second quarter of fiscal 2024 compared to $24.5 million, or 8.9% of net sales, for the second quarter of fiscal 2023.

Due to the factors discussed above, income from operations was $52.2 million, or 9.9% of net sales, for the first twenty-six weeks of fiscal 2024 compared to $46.9 million, or 8.9% of net sales, for the first twenty-six weeks of fiscal 2023.

Interest Expense

Interest expense was $1.1 million for the second quarter of fiscal 2024 compared to $0.6 million for the second quarter of fiscal 2023. The increase in interest expense was due to higher average debt levels, primarily due to the Lakeville Acquisition.

Interest expense was $1.3 million for both the first twenty-six weeks of fiscal 2024 and fiscal 2023.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.3 million for both the second quarter of fiscal 2024 and fiscal 2023.

Net rental and miscellaneous expense was $0.6 million for the first twenty-six weeks of fiscal 2024 and $0.7 million for the first twenty-six weeks of fiscal 2023.

Pension Expense (Excluding Service Costs)

Pension expense (excluding service costs) was $0.4 million for the second quarter of fiscal 2024 compared to $0.3 million for the second quarter of fiscal 2023.

Pension expense (excluding service costs) was $0.7 million for both the first twenty-six weeks of fiscal 2024 and fiscal 2023.

Income Tax Expense

Income tax expense was $6.8 million, or 26.1% of income before income taxes, for the second quarter of fiscal 2024 compared to $6.3 million, or 27.1% of income before income taxes, for the second quarter of fiscal 2023.

Income tax expense was $12.8 million, or 25.9% of income before income taxes, for the first twenty-six weeks of fiscal 2024 compared to $11.7 million, or 26.6% of income before income taxes, for the first twenty-six weeks of fiscal 2023.

Net Income

Net income was $19.2 million, or $1.65 per common share basic and $1.64 per common share diluted, for the second quarter of fiscal 2024, compared to $16.9 million, or $1.46 per common share basic and $1.45 per common share diluted, for the second quarter of fiscal 2023.

Net income was $36.8 million, or $3.17 per common share basic and $3.15 per common share diluted, for the first twenty-six weeks of fiscal 2024, compared to $32.5 million, or $2.81 per common share basic and $2.79 per common share diluted, for the first twenty-six weeks of fiscal 2023.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Long-Range Plan through growing our branded and private brand programs, consummate and integrate business acquisitions, return cash to our stockholders through dividends, repay indebtedness and pay amounts owed under the Retirement Plan. Also, various uncertainties, including cost uncertainties, could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products, increase consumer insight capabilities and promotional efforts, reinvest in the Company through capital expenditures, develop new products, pay cash dividends, consummate strategic investments and business acquisitions, such as the Lakeville Acquisition in fiscal 2024 and the acquisition of the Just the Cheese brand in fiscal 2023, and explore other growth strategies outlined in our Long-Range Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first half of fiscal 2024 and 2023, respectively (dollars in thousands):

	December 28, 2023	December 29, 2022	$ Change
Operating activities	$61,172	$70,952	$(9,780)
Investing activities	(69,909)	(14,976)	(54,933)
Financing activities	8,764	(55,771)	64,535
Total change in cash	$27	$205	$(178)

Operating Activities Net cash provided by operating activities was $61.2 million for the first twenty-six weeks of fiscal 2024 compared to net cash provided by operating activities of $71.0 million for the comparative period of fiscal 2023. The decrease in operating cash flow was primarily due to changes in working capital.

Total inventories were $197.3 million at December 28, 2023, an increase of $24.4 million, or 14.1%, from the inventory balance at June 29, 2023, and an increase of $24.3 million, or 14.0%, from the inventory balance at December 29, 2022. The increase in inventories at December 28, 2023 compared to December 29, 2022 was primarily due to the Lakeville Acquisition which was partially offset by lower quantities of work-in-process and finished goods inventories.

Raw nut and dried fruit input stocks, some of which are classified as work-in-process, increased by 8.1 million pounds, or 14.3%, at December 28, 2023 compared to December 29, 2022 due to higher quantities of walnuts and pecans on hand due to the receipt of the new crop. The weighted average cost per pound of raw nut input stocks on hand at the end of the second quarter of fiscal 2024 decreased 9.8% compared to the end of the second quarter of fiscal 2023 primarily due to lower commodity acquisition costs for all major tree nuts other than walnuts and peanuts.

Investing Activities Cash used in investing activities was $69.9 million during the first twenty-six weeks of fiscal 2024 compared to $15.0 million for the same period last year. The increase in cash used in investing activities was primarily due to the $59.0 million net purchase price for the Lakeville Acquisition. This was partially offset by the $3.5 million purchase price for the acquisition of the Just the Cheese brand in the second quarter of fiscal 2023. Capital asset purchases were $10.9 million during the first twenty-six weeks of fiscal 2024 compared to $11.4 million for the first twenty-six weeks of fiscal 2023. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements, including for our newly acquired bar business in Lakeville, Minnesota, to be approximately $30.0 million for fiscal 2024. Absent any additional material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash provided by financing activities was $8.8 million during the first twenty-six weeks of fiscal 2024 compared to cash used of $55.8 million for the same period last year. Net borrowings under our Credit Facility were $32.1 million during the first twenty-six weeks of fiscal 2024 compared to net repayments of $17.6 million for the first twenty-six weeks of fiscal 2023. The increase in credit facility borrowings was primarily due to funding the Lakeville Acquisition in the current quarter. Dividends paid in the first half of fiscal 2024 were approximately $14.4 million lower than dividends paid in the same period last year. Long term debt payments in the first half of fiscal 2024 were approximately $1.7 million lower than payments in the same period last year due to the mortgage that was repaid in full in the third quarter of the fiscal 2023.

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

On March 5, 2020, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which amended and restated our Credit Agreement (the “Former Credit Agreement”). The Amended and Restated Credit Agreement provided for a $117.5 million senior secured revolving credit facility with the same borrowing capacity, interest rates and applicable margin as the Former Credit Agreement and extended the term of the Former Credit Agreement from July 7, 2021 to March 5, 2025.

The Amended and Restated Credit Facility is secured by substantially all of our assets other than machinery and equipment, real property.

On May 8, 2023, we entered into the First Amendment to our Amended and Restated Credit Facility (the “First Amendment”) which replaced the London interbank offered rate (LIBOR) interest rate option with the Secured Overnight Financing Rate (“SOFR”). The First Amendment updated the accrued interest rate to a rate based on SOFR plus an applicable margin based upon the borrowing base calculation, ranging from 1.35% to 1.85%.

On September 29, 2023, we entered into the Second Amendment to our Amended and Restated Credit Facility, which (among other things) increased the amount available to borrow under the Credit Facility to $150.0 million, increased from $117.5 million, extended the maturity date to September 29, 2028 (from March 5, 2025) and allows the Company to pay up to $100 million in dividends per year, subject to meeting availability tests.

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

At December 28, 2023, the weighted average interest rate for the Credit Facility was 7.2%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility. As of December 28, 2023, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At December 28, 2023, we had $114.2 million of available credit under the Credit Facility. If this entire amount were borrowed at December 28, 2023, we would still be in compliance with all restrictive covenants under the Credit Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of December 28, 2023, $7.4 million of the debt obligation was outstanding.

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

FORWARD LOOKING STATEMENTS

Some of the statements in this release are forward-looking. These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) sales activity for the Company’s products, such as a decline in sales to one or more key customers, or to customers or in the nut category generally, in some or all channels, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (ii) changes in the availability and costs of raw materials and ingredients and the impact of fixed price commitments with customers; (iii) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (v) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures; (vi) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (vii) the ability of the Company to control costs (including inflationary costs) and manage shortages in areas such as inputs, transportation and labor; (viii) uncertainty in economic conditions, including the potential for inflation or economic downturn, leading to adverse changes in consumer demand; (ix) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control; (x) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xi) losses due to significant disruptions at any of our production or processing facilities or employee unavailability due to labor shortages; (xii) the ability to implement our Long-Range Plan, including growing our branded and private brand product sales, diversifying our product offerings (including by the launch of new products) and expanding into alternative sales channels; (xiii) technology disruptions or failures or the occurrence of cybersecurity incidents or breaches; (xiv) the inability to protect the Company’s brand value, intellectual property or avoid intellectual property disputes; (xv) our ability to manage the impacts of changing weather patterns on raw material availability due to climate change; and (xvi) our ability to operate and integrate the acquired snack bar related assets of TreeHouse and realize efficiencies and synergies from such acquisition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I - Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2023.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 28, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 28, 2023, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 28, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 12 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2023. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 29, 2023 during the second quarter of fiscal 2024.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2023.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

During the quarter ended December 28, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

*10.11	2023 Omnibus Incentive Plan (incorporated by reference from Annex A to the form DEF 14A filed on September 12, 2023)

*10.12	Amended and Restated Sanfilippo Value Added Plan, dated August 23, 2023 (incorporated by reference from Exhibit 10.12 to the Form 10-Q for the quarter ended September 28, 2023)

*10.13	Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle)

*10.14	Form of Employee Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle)

*10.15	Form of Employee Performance Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle)

Exhibit No.	Description

10.16

Amended and restated Credit Agreement dated as of March 5, 2020, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 11, 2020)

10.17	First Amendment to Amended and Restated Credit Agreement dated as of May 8, 2023 (incorporated by reference from Exhibit 10.13 to the Form 10-K filed on August 23, 2023)

10.18	Second Amendment to Amended and Restated Credit Agreement dated as of September 29, 2023 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 2, 2023)

*10.19

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

*10.20

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

*10.21

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

*10.22

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

*10.23

Separation Benefits & General Release Agreement, effective June 29, 2023, between John B. Sanfilippo & Son, Inc. and Shayn E. Wallace (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on June 30, 2023)

*10.24

Retirement Agreement and General Release, dated January 23, 2023 by and between John B. Sanfilippo & Son, Inc. and Michael Valentine (incorporated by reference from Exhibit 10.20 to the Form 10-Q for the quarter ended March 30, 2023)

*10.25

Nonqualified Deferred Compensation Plan Adoption Agreement of the Company dated as of November 22, 2022 (incorporated by reference from Exhibit 10.18 to the Form 10-Q for the quarter ended December 29, 2022)

*10.26

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

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Link Base Documents

104	Cover Page Interactive Data File (embedded within the Inline XBL document)

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 1, 2024.

JOHN B. SANFILIPPO & SON, INC.

By
/s/ Frank S. Pellegrino
Frank S. Pellegrino
Chief Financial Officer, Executive Vice President, Finance and Administration