Form 10-Q
period 2024-03-28
SANFILIPPO JOHN B & SON INC
filed 2024-05-01
CIK 880117

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2024

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

As of April 25, 2024, 9,006,038 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

For the Quarter Ended March 28, 2024

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 28, 2024	March 30, 2023	March 28, 2024	March 30, 2023
Net sales	$271,884	$238,535	$797,211	$765,464
Cost of sales	222,707	188,767	633,073	608,551
Gross profit	49,177	49,768	164,138	156,913
Operating expenses:
Selling expenses	18,654	18,109	61,647	57,921
Administrative expenses	12,171	9,841	34,187	30,296
Bargain purchase gain, net	—	—	(2,226)	—
Total operating expenses	30,825	27,950	93,608	88,217
Income from operations	18,352	21,818	70,530	68,696
Other expense:
Interest expense including $171, $186, $524 and $568 to related parties	785	552	2,067	1,828
Rental and miscellaneous expense, net	324	371	940	1,084
Pension expense (excluding service costs)	350	349	1,050	1,046
Total other expense, net	1,459	1,272	4,057	3,958
Income before income taxes	16,893	20,546	66,473	64,738
Income tax expense	3,416	4,814	16,237	16,554
Net income	$13,477	$15,732	$50,236	$48,184
Other comprehensive income:
Amortization of actuarial loss included in net periodic pension cost	—	7	—	21
Income tax expense related to pension adjustments	—	(2)	—	(5)
Other comprehensive income, net of tax	—	5	—	16
Comprehensive income	$13,477	$15,737	$50,236	$48,200
Net income per common share-basic	$1.16	$1.36	$4.33	$4.16
Net income per common share-diluted	$1.15	$1.35	$4.30	$4.14

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	March 28, 2024	June 29, 2023	March 30, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$377	$1,948	$365
Accounts receivable, less allowance for doubtful accounts of $367, $283 and $305	75,638	72,734	74,534
Inventories	210,672	172,936	190,351
Prepaid expenses and other current assets	9,636	6,812	9,325
TOTAL CURRENT ASSETS	296,323	254,430	274,575
PROPERTY, PLANT AND EQUIPMENT:
Land	13,365	9,150	9,150
Buildings	115,084	104,150	102,840
Machinery and equipment	287,363	261,706	259,289
Furniture and leasehold improvements	5,310	5,275	5,275
Vehicles	790	729	719
Construction in progress	8,271	7,123	8,210
	430,183	388,133	385,483
Less: Accumulated depreciation	281,869	267,336	263,718
	148,314	120,797	121,765
Rental investment property, less accumulated depreciation of $15,044, $14,439 and $14,238	14,079	14,684	14,885
TOTAL PROPERTY, PLANT AND EQUIPMENT	162,393	135,481	136,650

Intangible assets, net	6,203	6,658	7,100
Deferred income taxes	651	3,592	2,374
Goodwill	11,750	11,750	11,750
Operating lease right-of-use assets	7,409	6,427	6,582
Other assets	7,199	6,949	6,029
TOTAL ASSETS	$491,928	$425,287	$445,060

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	March 28, 2024	June 29, 2023	March 30, 2023
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$32,093	$—	$27,825
Current maturities of related party long-term debt, net	721	672	657
Accounts payable	51,458	42,680	42,264
Bank overdraft	1,351	285	458
Accrued payroll and related benefits	21,712	27,572	17,061
Other accrued expenses	13,055	14,479	14,493
TOTAL CURRENT LIABILITIES	120,390	85,688	102,758

LONG-TERM LIABILITIES:
Long-term related party debt, less current maturities, net	6,555	7,102	7,276
Retirement plan	27,570	26,653	29,471
Long-term operating lease liabilities, net of current portion	5,553	4,771	4,905
Long-term workers' compensation liabilities	7,383	7,321	7,490
Other	2,665	1,545	842
TOTAL LONG-TERM LIABILITIES	49,726	47,392	49,984
TOTAL LIABILITIES	170,116	133,080	152,742

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 9,123,938, 9,076,326 and 9,076,326 shares issued	91	91	91
Capital in excess of par value	134,530	131,986	131,649
Retained earnings	188,573	161,512	164,220
Accumulated other comprehensive loss	(204)	(204)	(2,464)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)
TOTAL STOCKHOLDERS’ EQUITY	321,812	292,207	292,318
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$491,928	$425,287	$445,060

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share amounts)

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Loss	Stock	Total
Balance, June 29, 2023	2,597,426	$26	9,076,326	$91	$131,986	$161,512	$(204)	$(1,204)	$292,207
Net income						17,588			17,588
Cash dividends ($2.00 per share)						(23,175)			(23,175)
Equity award exercises			14,605	—	—				—
Stock-based compensation expense					747				747
Balance, September 28, 2023	2,597,426	$26	9,090,931	$91	$132,733	$155,925	$(204)	$(1,204)	$287,367
Net income						19,171			19,171
Equity award exercises, net of shares withheld for employee taxes			29,629	—	(684)				(684)
Stock-based compensation expense					1,383				1,383
Balance, December 28, 2023	2,597,426	$26	9,120,560	$91	$133,432	$175,096	$(204)	$(1,204)	$307,237
Net income						13,477			13,477
Equity award exercises, net of shares withheld for employee taxes			3,378	—	—				—
Stock-based compensation expense					1,098				1,098
Balance, March 28, 2024	2,597,426	$26	9,123,938	$91	$134,530	$188,573	$(204)	$(1,204)	$321,812

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Loss	Stock	Total
Balance, June 30, 2022	2,597,426	$26	9,047,359	$90	$128,800	$153,589	$(2,480)	$(1,204)	$278,821
Net income						15,545			15,545
Cash dividends ($2.25 per share)						(25,981)			(25,981)
Pension liability amortization, net of income tax expense of $1							6		6
Stock-based compensation expense					772				772
Balance, September 29, 2022	2,597,426	$26	9,047,359	$90	$129,572	$143,153	$(2,474)	$(1,204)	$269,163
Net income						16,907			16,907
Cash dividends ($1.00 per share)						(11,572)			(11,572)
Pension liability amortization, net of income tax expense of $2							5		5
Equity award exercises, net of shares withheld for employee taxes			24,709	1	(356)				(355)
Stock-based compensation expense					1,515				1,515
Balance, December 29, 2022	2,597,426	$26	9,072,068	$91	$130,731	$148,488	$(2,469)	$(1,204)	$275,663
Net income						15,732			15,732
Pension liability amortization, net of income tax expense of $2							5		5
Equity award exercises, net of shares withheld for employee taxes			4,258	—	(23)				(23)
Stock-based compensation expense					941				941
Balance, March 30, 2023	2,597,426	$26	9,076,326	$91	$131,649	$164,220	$(2,464)	$(1,204)	$292,318

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Thirty-Nine Weeks Ended
	March 28, 2024	March 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,236	$48,184
Depreciation and amortization	18,053	15,323
Loss on disposition of assets, net	287	47
Deferred income tax expense	2,191	862
Stock-based compensation expense	3,228	3,228
Bargain purchase gain, net	(2,226)	—
Change in assets and liabilities, net of Acquisition:
Accounts receivable, net	(2,829)	(4,923)
Inventories	(2,236)	14,744
Prepaid expenses and other current assets	(1,125)	535
Accounts payable	8,892	(5,285)
Accrued expenses	(6,390)	1,312
Income taxes receivable	(2,593)	(2,575)
Other long-term assets and liabilities	268	335
Other, net	682	602
Net cash provided by operating activities	66,438	72,389

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,468)	(15,586)
Business acquisitions, net	(58,974)	(3,500)
Other, net	(53)	(56)
Net cash used in investing activities	(76,495)	(19,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings (repayments)	32,093	(12,614)
Debt issue costs	(316)	—
Principal payments on long-term debt	(498)	(2,995)
Increase in bank overdraft	1,066	244
Dividends paid	(23,175)	(37,553)
Taxes paid related to net share settlement of equity awards	(684)	(379)
Net cash provided by (used in) financing activities	8,486	(53,297)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,571)	(50)
Cash and cash equivalents, beginning of period	1,948	415
Cash, end of period	$377	$365

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
•
References herein to the third quarter of fiscal 2024 and fiscal 2023 are to the quarters ended March 28, 2024 and March 30, 2023, respectively.
•
References herein to the first three quarters or first thirty-nine weeks of fiscal 2024 and fiscal 2023 are to the thirty-nine weeks ended March 28, 2024 and March 30, 2023, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names and under a variety of private brands. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, nutrition bars, snack bars, snack bites, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks, other sesame snack products and baked cheese snack products under our brand names, including Just the Cheese, and under private brands. Finally, with our recent acquisition of assets relating to the snack bars business from TreeHouse Foods, Inc., which was completed in the second quarter of fiscal 2024, we are able to offer our private brand customers a complete portfolio of snack bars. Our products are sold through three primary distribution channels, including food retailers in the consumer channel, commercial ingredient users and contract packaging customers.

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

Note 2 – Lakeville Acquisition

On September 29, 2023, we completed the acquisition of certain assets from TreeHouse Foods, Inc. (the “Seller”) relating to its snack bars business. The acquired assets include inventory, a manufacturing facility and related equipment located in Lakeville, Minnesota, and product formulas (the “Lakeville Acquisition”). The initial purchase price was approximately $61,546 in cash, subject to certain post-closing adjustments. Following the closing, we received payments from the Seller of $2,572 for purchase price adjustments related to the actual inventory and fixed assets acquired, for a revised purchase price of $58,974, net. The purchase price for the Lakeville Acquisition was primarily funded from borrowings under the Credit Facility as amended by the Second Amendment (defined below).

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

The $61,950 fair value of the identifiable assets acquired exceeded the total purchase price of $58,974. Accordingly, this acquisition resulted in a bargain purchase and we recognized a gain of $2,226, net of taxes, which is reported in the caption “Bargain purchase gain, net” in our consolidated financial results for the thirty-nine weeks ended March 28, 2024. We believe the Lakeville Acquisition resulted in a bargain purchase gain because the Seller was motivated to divest such snack bars business, as its performance no longer supported the Seller's long-term growth targets.

Net sales of $75,606 from the closing date of the Lakeville Acquisition on September 29, 2023 are included in our consolidated financial results for the thirty-nine weeks ended March 28, 2024. The closing date of the Lakeville Acquisition was on the first day of our second fiscal quarter. The Company also incurred acquisition-related costs of $142 and $811 for the quarter and thirty-nine weeks ended March 28, 2024, respectively. These costs are included in Administrative expenses.

The following reflects the unaudited pro forma results of operations of the Company as if the Lakeville Acquisition had taken place at the beginning of fiscal 2023. This pro forma information does not purport to represent what the Company’s actual results would have been if the Lakeville Acquisition had occurred as of the date indicated or what such results would be for any future periods.

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 28, 2024	March 30, 2023	March 28, 2024	March 30, 2023
Pro forma net sales	$271,884	$279,339	$837,524	$888,092
Pro forma net income	14,255	14,237	47,716	43,747
Pro forma diluted earnings per share	$1.22	$1.22	$4.08	$3.76

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

Disaggregation of Revenue

Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Distribution Channel	March 28, 2024	March 30, 2023	March 28, 2024	March 30, 2023
Consumer	$225,994	$185,128	$651,690	$606,188
Commercial Ingredients	26,955	30,901	82,802	90,827
Contract Packaging	18,935	22,506	62,719	68,449
Total	$271,884	$238,535	$797,211	$765,464

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

The following table provides supplemental information related to operating lease right-of-use assets and liabilities:

	March 28, 2024	June 29, 2023	March 30, 2023	Affected Line Item in Consolidated Balance Sheets
Assets
Operating lease right-of-use assets	$7,409	$6,427	$6,582	Operating lease right-of-use assets
Total lease right-of-use assets	$7,409	$6,427	$6,582

Liabilities
Current:
Operating leases	$1,872	$1,729	$1,752	Other accrued expenses
Noncurrent:
Operating leases	5,553	4,771	4,905	Long-term operating lease liabilities
Total lease liabilities	$7,425	$6,500	$6,657

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 28, 2024	March 30, 2023	March 28, 2024	March 30, 2023
Operating lease costs (a)	$847	$529	$2,236	$1,544
Variable lease costs (b)	34	74	(107)	189
Total lease cost	$881	$603	$2,129	$1,733

(a)
Includes short-term leases which are immaterial.
(b)
Variable lease costs consist of sales tax and lease overtime charges.

Supplemental cash flow and other information related to leases was as follows:

	For the Thirty-Nine Weeks Ended
	March 28, 2024	March 30, 2023
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$1,827	$1,249

Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$2,350	$5,458

	March 28, 2024	June 29, 2023	March 30, 2023
Weighted average remaining lease term (in years)	4.2	4.4	4.6
Weighted average discount rate	6.9%	6.7%	6.6%

Maturities of operating lease liabilities as of March 28, 2024 are as follows:

Fiscal Year Ending
June 27, 2024 (excluding the thirty-nine weeks ended March 28, 2024)	$640
June 26, 2025	2,199
June 25, 2026	1,988
June 24, 2027	1,695
June 29, 2028	1,512
June 28, 2029	496
Thereafter	—
Total lease payment	8,530
Less imputed interest	(1,105)
Present value of operating lease liabilities	$7,425

At March 28, 2024, the Company has additional operating leases of approximately $19,576 that have not yet commenced and therefore are not reflected in the Consolidated Balance Sheet and tables above. The leases are scheduled to commence in the next two fiscal quarters with initial lease terms ranging from 5 to 7.5 years. On April 23, 2024, the Company entered into a 7.5 year lease for a warehouse of approximately 444,600 square feet. The warehouse is located in Huntley, IL near our largest facility in Elgin, IL. The warehouse will be utilized to store finished goods inventory and as a distribution center.

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

Leasing revenue is as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 28, 2024	March 30, 2023	March 28, 2024	March 30, 2023
Lease income related to lease payments	$490	$419	$1,467	$1,224

The future minimum, undiscounted fixed cash flows under non-cancelable tenant operating leases for each of the next five years and thereafter are as follows:

Fiscal Year Ending
June 27, 2024 (excluding the thirty-nine weeks ended March 28, 2024)	$511
June 26, 2025	1,477
June 25, 2026	972
June 24, 2027	930
June 29, 2028	328
June 28, 2029	336
Thereafter	1,478
$6,032

Note 5 – Inventories

Inventories consist of the following:

	March 28, 2024	June 29, 2023	March 30, 2023
Raw material and supplies	$100,067	$65,430	$90,110
Work-in-process and finished goods	110,605	107,506	100,241
Total	$210,672	$172,936	$190,351

Note 6 – Goodwill and Intangible Assets

Identifiable intangible assets that are subject to amortization consist of the following:

	March 28, 2024	June 29, 2023	March 30, 2023
Customer relationships	$21,350	$21,350	$21,350
Brand names	17,070	17,070	17,070
Product formulas	850	-	-
Non-compete agreement	300	300	300
	39,570	38,720	38,720
Less accumulated amortization:
Customer relationships	(20,518)	(19,834)	(19,572)
Brand names	(12,491)	(11,955)	(11,776)
Product formulas	(81)	-	-
Non-compete agreement	(277)	(273)	(272)
	(33,367)	(32,062)	(31,620)
Net intangible assets	$6,203	$6,658	$7,100

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the Squirrel Brand, Southern Style Nuts and Just the Cheese brand names.

Total amortization expense related to intangible assets, which is classified in administrative expense in the Consolidated Statement of Comprehensive Income, was $381 and $1,305 for the quarter and thirty-nine weeks ended March 28, 2024, respectively. Amortization expense for the remainder of fiscal 2024 is expected to be approximately $381 and expected amortization expense the next five fiscal years is as follows:

Fiscal Year Ending
June 26, 2025	$1,374
June 25, 2026	1,038
June 24, 2027	863
June 29, 2028	685
June 28, 2029	496

Our net goodwill at March 28, 2024 was comprised of $9,650 from the Squirrel Brand acquisition completed in fiscal 2018 and $2,100 from the Just the Cheese brand acquisition completed in fiscal 2023. The changes in the carrying amount of goodwill since June 30, 2022 are as follows:

Gross goodwill balance at June 30, 2022	$18,416
Accumulated impairment losses	(8,766)
Net goodwill balance at June 30, 2022	9,650
Goodwill acquired during fiscal 2023	2,100
Net balance at June 29, 2023	11,750
Goodwill acquired during fiscal 2024	-
Net balance at March 28, 2024	$11,750

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

At March 28, 2024, we had $114,114 of available credit under the Credit Facility which reflects borrowings of $32,093 and reduced availability as a result of $3,793 in outstanding letters of credit. As of March 28, 2024, we were in compliance with all financial covenants under the Credit Facility.

Note 8 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 28, 2024	March 30, 2023	March 28, 2024	March 30, 2023
Weighted average number of shares outstanding – basic	11,626,886	11,592,362	11,614,388	11,570,954
Effect of dilutive securities:
Restricted stock units	71,645	63,832	69,191	61,702
Weighted average number of shares outstanding – diluted	11,698,531	11,656,194	11,683,579	11,632,656

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

The following is a summary of RSU activity for the first thirty-nine weeks of fiscal 2024:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 29, 2023	155,012	$67.87
Granted (a)	56,168	$85.55
Vested (b)	(55,085)	$69.68
Forfeited	(621)	$72.58
Outstanding at March 28, 2024	155,474	$73.60

(a)
The number of RSUs granted includes 8,031 RSUs with performance conditions for which the performance criteria had yet to be achieved. The final number of shares that will eventually be earned and vest (if any) has not yet been determined.
(b)
The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.

At March 28, 2024, there were 23,588 RSUs outstanding that were vested but deferred.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 28, 2024	March 30, 2023	March 28, 2024	March 30, 2023
Stock-based compensation expense	$1,098	$941	$3,228	$3,228

As of March 28, 2024, there was $5,665 of total unrecognized compensation expense related to non-vested RSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.5 years.

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

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 28, 2024	March 30, 2023	March 28, 2024	March 30, 2023
Service cost	$63	$200	$189	$601
Interest cost	350	342	1,050	1,025
Amortization of loss	—	7	—	21
Net periodic benefit cost	$413	$549	$1,239	$1,647

The components of net periodic benefit cost other than the service cost component are included in the line item “Pension expense (excluding service costs)” in the Consolidated Statements of Comprehensive Income.

Note 11 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the thirty-nine weeks ended March 28, 2024 and March 30, 2023. These changes are all related to our defined benefit pension plan.

	For the Thirty-Nine Weeks Ended
Changes to AOCL (a)	March 28, 2024	March 30, 2023
Balance at beginning of period	$(204)	$(2,480)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	—	21
Tax effect	—	(5)
Net current-period other comprehensive income	—	16
Balance at end of period	$(204)	$(2,464)

(a)
Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter and thirty-nine weeks ended March 28, 2024 and March 30, 2023 were as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended		Affected Line Item
Reclassifications from AOCL to Earnings (b)	March 28, 2024	March 30, 2023	March 28, 2024	March 30, 2023	Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized net loss	$—	$(7)	$—	$(21)	Pension expense (excluding service costs)
Tax effect	—	2	—	5	Income tax expense
Amortization of defined pension items, net of tax	$—	$(5)	$—	$(16)

(b)
Amounts in parenthesis indicate debits to expense. See Note 10 – “Retirement Plan” above for additional details.

Note 12 – Commitments and Contingent Liabilities

We are currently a party to various legal proceedings in the ordinary course of business. While management presently believes that the ultimate outcomes of these proceedings, individually and in the aggregate, will not materially affect our Company’s financial position, results of operations or cash flows, legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur. Unfavorable outcomes could include substantial monetary damages in excess of any applicable accruals. Were such unfavorable final outcomes to occur, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows.

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	March 28, 2024	June 29, 2023	March 30, 2023
Carrying value of current and long-term debt:	$7,276	$7,774	$7,933
Fair value of current and long-term debt:	6,638	7,421	6,865

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

Note 15 – Subsequent Event

On May 1, 2024, our Board of Directors declared a special cash dividend of $1.00 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “May 2024 Dividends”). The May 2024 Dividends will be paid on June 20, 2024 to stockholders of record as of the close of business on May 31, 2024.

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
•
References herein to the third quarter of fiscal 2024 and fiscal 2023 are to the quarters ended March 28, 2024 and March 30, 2023, respectively.
•
References herein to the first three quarters or first thirty-nine weeks of fiscal 2024 and fiscal 2023 are to the thirty-nine weeks ended March 28, 2024 and March 30, 2023, respectively.

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

Our Long-Range Plan defines our future growth priorities and focuses on growing our private brand business across key customers, as well as transforming Fisher, Orchard Valley Harvest and Squirrel Brand into leading brands while increasing distribution and diversifying our portfolio into high growth snacking segments. We will execute on our Long-Range Plan by providing private brand customer value-added solutions based on our extensive industry and consumer expertise with innovative products such as our newly developed product line of private brand nutrition bars which we introduced during fiscal 2023. We will grow our branded business by reaching new consumers via product expansion and packaging innovation, expanding distribution across current and alternative channels, diversifying our product offerings and focusing on new ways for consumers to buy our products, including sales via e-commerce platforms. Our Long-Range Plan also contemplates increasing our sales through product innovation and targeted, opportunistic acquisitions, such as the acquisition of the Just the Cheese brand completed during fiscal 2023 and the recent Lakeville Acquisition completed during the second quarter of fiscal 2024, which expanded our ability to produce private brand snack bars and allows us to provide our private brand customers with a complete snack bar portfolio.

We will continue to focus our promotional and advertising activity to invest in our brands to achieve growth. We intend to execute on an omnichannel approach to win in key categories including recipe nuts, snack nuts, trail mix and other snacking categories. We continue to see e-commerce growth across our branded portfolio and anticipate taking various actions with the goal of maintaining that growth across a variety of established and emerging e-commerce platforms. We continue to face the ongoing challenges and/or regulations specific to our business, such as food safety and regulatory matters, the maintenance and growth of our customer base for branded and private brand products and consumer demand for nut and nut-related products in a challenging snack food environment. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

We face a number of challenges in the future, which include integrating the recent Lakeville Acquisition into our existing business, the impacts of ongoing inflation in food prices, elevated interest rates that negatively impact economic growth, consumers reducing their purchases in the snack and nut category, including branded nut products, potential for economic downturn in the markets in which we operate and continued supply chain challenges. We continue to experience a tight labor market which has led to elevated labor costs.

Inflation and Consumer Trends

We face changing industry trends as consumers' purchasing preferences evolve. Due to the continued inflationary environment, we have seen higher selling prices at retail. These higher prices across our categories and the broader food market, coupled with an actual or potential economic downturn and tightening of consumer finances due to inflation, reduced government support through programs such as SNAP or a variety of other reasons, are causing consumers to purchase fewer snack products. We have seen this through the decline in the recipe and snack nut categories since fiscal 2023 and during fiscal 2024, as consumers shift their preferences to private brands or lower priced nuts or purchase snack products outside the snack and nut and trail mix category. With the inflationary environment, we are also seeing signs of consumers shifting to more value-focused retailers, such as mass merchandising retailers, club stores and dollar stores, not all of which we distribute or sell to.

Supply Chain and Transportation

In recent quarters, we have faced supply chain challenges related to certain raw material shortages, extended lead-times, supplier capacity constraints and inflationary pressures. While we do not have direct exposure to suppliers in Russia, Ukraine or Israel, the conflicts in these regions could continue to result in volatile commodity markets, supply chain disruptions and increased costs. Global supply chain pressures have eased, but we continue to see negative impacts related to macro-economics, geo-political unrest, growing political instability and climate-related events. We experienced minimal disruption from the Baltimore bridge collapse that occurred in March 2024 as ships were diverted to alternative east coast ports. Overall packaging and ingredient inflation appears to be leveling off but is expected to remain above historical levels.

While we have seen stabilization in truckload capacity and volume at U.S. ports and improvements with driver hiring, there are still warehouse and dock staff shortages and fuel and energy concerns due to continued unrest abroad coupled with persistent inflation. We have seen continued trucking company bankruptcies which may cause instability in the transportation industry, however, we expect to be able to hold freight rates flat for the remainder of fiscal 2024. While there are indicators of transportation cost improvement, and despite our mitigation of some of the transportation shortages, we may continue to face an unpredictable transportation environment. There is no guarantee that our mitigation strategies will continue to be effective, that any transportation capacity easing will continue or that transportation prices will return to more normalized levels.

We have remained agile by proactively identifying risks, modifying inventory plans and diversifying our supplier base to mitigate risk of customer order shortages and maintain our supply chain. We continue to proactively manage our business in response to the evolving global economic environment and related uncertainty and intend to take steps to mitigate impacts to our supply chain. If these supply chain pressures continue, or we cannot obtain the transportation and labor services needed to fulfill customer orders, such shortages and supply chain issues could have an unfavorable impact on net sales and our operations in the remaining quarter of fiscal 2024. Furthermore, the cocoa market has seen a significant increase in price fueled by speculation of a short crop and shortages may begin in the marketplace in the near term. Additionally, as costs increase due to these issues or due to overall inflationary pressures, there is an additional risk of not being able to pass (in part or in full) such potential cost increases onto our customers or in a timely manner. If we cannot align costs with prices for our products, our operating performance could be adversely impacted.

QUARTERLY HIGHLIGHTS

Our net sales of $271.9 million for the third quarter of fiscal 2024 increased $33.3 million, or 14.0%, from our net sales of $238.5 million for the third quarter of fiscal 2023. Net sales for the first thirty-nine weeks of fiscal 2024 increased by $31.7 million, or 4.1%, to $797.2 million compared to the first thirty-nine weeks of fiscal 2023.

Sales volume, measured as pounds sold to customers, increased 22.6% compared to the third quarter of fiscal 2023. Sales volume for the first thirty-nine weeks of fiscal 2024 increased 8.8% compared to the first thirty-nine weeks of fiscal 2023.

Gross profit decreased $0.6 million, and our gross profit margin, as a percentage of net sales, decreased to 18.1% for the third quarter of fiscal 2024 compared to 20.9% for the third quarter of fiscal 2023. Gross profit increased $7.2 million, and our gross profit margin increased to 20.6% from 20.5% for the first thirty-nine weeks of fiscal 2024 compared to the first thirty-nine weeks of fiscal 2023.

Total operating expenses for the third quarter of fiscal 2024 increased by $2.9 million, or 10.3%, compared to the third quarter of fiscal 2023. As a percentage of net sales, total operating expenses in the third quarter of fiscal 2024 decreased to 11.3% from 11.7% for the third quarter of fiscal 2023. Total operating expenses for the first thirty-nine weeks of fiscal 2024 increased by $5.4 million, or 6.1%, compared to the first thirty-nine weeks of fiscal 2023. As a percentage of net sales, total operating expenses for the first thirty-nine weeks of fiscal 2024 increased to 11.7% from 11.5% for the first thirty-nine weeks of fiscal 2023.

The total value of inventories on hand at the end of the third quarter of fiscal 2024 increased $20.3 million, or 10.7%, in comparison to the total value of inventories on hand at the end of the third quarter of fiscal 2023.

We have seen acquisition costs for all major tree nuts, other than walnuts, remain flat or decrease, and we have seen acquisition costs for peanuts increase modestly in the 2023 crop year (which falls into our current 2024 fiscal year). We completed procurement of inshell walnuts during the first half of fiscal 2024 and the final total payments due to our walnut growers were determined in the current quarter. The final prices paid, and remaining to be paid to the walnut growers, were based upon current market prices and other factors, such as crop size and export demand. A large majority of payments to walnut growers were completed in the third quarter of fiscal 2024. Remaining amounts to be paid to walnut growers as of March 28, 2024 are final and are not subject to revision. We decreased our walnut grower liability by approximately $0.3 million during the third quarter of fiscal 2024, as the final payments due to walnut growers are slightly less than the amounts estimated at the end of the second quarter. This decrease is insignificant compared to our total inshell walnut procurement costs for the year, and the portion of the adjustment to cost of sales was immaterial to our results of operations.

RESULTS OF OPERATIONS

Net Sales

In the third quarter of fiscal 2024, our net sales increased 14.0% to $271.9 million compared to net sales of $238.5 million for the third quarter of fiscal 2023, primarily due to the Lakeville Acquisition, which closed on the first day of our second quarter and increased quarterly net sales by approximately $46.9 million. Sales volume, which is defined as pounds sold to customers, increased 22.6%, also due to the Lakeville Acquisition. The Lakeville Acquisition increased our quarterly sales volume by 18.1 million pounds, or 24.1%, over the third quarter of fiscal 2023. Sales volume for the third quarter, excluding the impact of the Lakeville Acquisition, decreased 1.4%, from softness in consumer demand, and the weighted average sales price per pound decreased 4.3% primarily from lower commodity acquisition costs for all major nut types except walnuts and peanuts.

For the first thirty-nine weeks of fiscal 2024 our net sales were $797.2 million, an increase of $31.7 million, or 4.1%, compared to the same period of fiscal 2023. Excluding the impact of the Lakeville Acquisition, net sales decreased 5.7% to $721.6 million, which was primarily attributable to a 3.8% decline in sales volume. In addition to the decline in sales volume, a 2.0% decrease in weighted average selling price per pound also contributed to the decline in net sales.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Product Type	March 28, 2024	March 30, 2023	March 28, 2024	March 30, 2023
Peanuts & Peanut Butter	18.0%	20.1%	18.0%	18.5%
Pecans	6.2	8.0	10.1	12.2
Cashews & Mixed Nuts	17.3	22.0	18.5	20.9
Walnuts	3.7	4.8	4.6	5.8
Almonds	7.7	9.3	8.0	8.9
Trail & Snack Mixes	23.5	28.2	24.8	27.0
Snack Bars	17.6	0.2	9.7	0.1
Other	6.0	7.4	6.3	6.6
Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	March 28, 2024	Percentage of Total	March 30, 2023	Percentage of Total	$ Change	% Change
Consumer (1)	$225,994	83.1%	$185,128	77.6%	$40,866	22.1%
Commercial Ingredients	26,955	9.9	30,901	13.0	(3,946)	(12.8)
Contract Packaging	18,935	7.0	22,506	9.4	(3,571)	(15.9)
Total	$271,884	100.0%	$238,535	100.0%	$33,349	14.0%

(1)
Sales of branded products were approximately 14% and 18% of total consumer sales during the third quarter of fiscal 2024 and fiscal 2023, respectively. Fisher branded products were approximately 54% and 52% of branded sales during the third quarter of fiscal 2024 and fiscal 2023, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Thirty-Nine Weeks Ended
Distribution Channel	March 28, 2024	Percentage of Total	March 30, 2023	Percentage of Total	$ Change	% Change
Consumer (1)	$651,690	81.7%	$606,188	79.2%	$45,502	7.5%
Commercial Ingredients	82,802	10.4	90,827	11.9	(8,025)	(8.8)
Contract Packaging	62,719	7.9	68,449	8.9	(5,730)	(8.4)
Total	$797,211	100.0%	$765,464	100.0%	$31,747	4.1%

(1)
Sales of branded products were approximately 19% and 22% of total consumer sales during the first thirty-nine weeks of fiscal 2024 and fiscal 2023, respectively. Fisher branded products were approximately 65% and 66% of branded sales during the first thirty-nine weeks of fiscal 2024 and fiscal 2023, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased $40.9 million, or 22.1%, and sales volume increased 33.1% in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 due to the Lakeville Acquisition. Excluding the Lakeville Acquisition, net sales in the consumer distribution channel decreased $6.0 million, or 3.2%, and sales volume increased 0.3%. Private brand sales volume increased 38.6% driven by the Lakeville Acquisition, whose sales volume is almost exclusively private brand bars. Excluding the Lakeville Acquisition, private brand sales volume increased approximately 0.5%. Sales volume of Fisher snack nuts decreased 15.8% due to lost distribution as a mass merchandising retailer and decreased sales volume at several grocery store retailers which was partially offset by an increase in e-commerce sales volume.

In the first thirty-nine weeks of fiscal 2024, net sales in the consumer distribution channel increased $45.5 million, or 7.5%, and sales volume increased 13.9% compared to the same period of fiscal 2023 due to the Lakeville Acquisition. Excluding the Lakeville Acquisition, net sales in the consumer distribution channel decreased $29.5 million, or 4.9%, and sales volume decreased 2.8%. Private brand sales volume increased 17.7% driven by the Lakeville Acquisition. Excluding the Lakeville Acquisition, private brand sales volume decreased 2.3% due to softness in consumer spending at two mass merchandising retailers. These sales volume decreases were partially offset by increased distribution of seasonal items at a grocery store retailer. Sales volume of Fisher recipe nuts decreased 9.5% due to soft customer demand across mass merchandising and grocery store retailers and less merchandising activity at several grocery store retailers. Sales volume of Fisher snack nuts decreased 16.4% for the reasons already cited in the quarterly comparison. Sales volume of Southern Style Nuts decreased 27.5% due to reduced distribution and fewer promotional programs at a club store customer. The above decreases in sales volume were partially offset by a 4.3% increase in sales volume for Orchard Valley Harvest primarily due to increased distribution at a major customer in the non-food sector.

Net sales in the commercial ingredients distribution channel decreased $3.9 million, or 12.8%, and sales volume decreased 2.4% in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023. The sales volume decrease was due to competitive pricing pressure coupled with non-recurring peanut butter sales at a foodservice distributor that occurred in fiscal 2023. This decrease was partially offset by new peanut butter business at two other food service distributors and new sales volume of loose granola associated with the Lakeville Acquisition. Excluding the Lakeville Acquisition, sales volume decreased 3.0%.

In the first thirty-nine weeks of fiscal 2024, net sales in the commercial ingredients distribution channel decreased $8.0 million, or 8.8%, and sales volume decreased 0.7% compared to the same period of fiscal 2023. Excluding the Lakeville Acquisition, sales volume decreased 2.1% due to the reason cited in the quarterly comparison and an 11.4% decrease in sales volume of peanut crushing stock to peanut oil processors due to reduced peanut shelling.

Net sales in the contract packaging distribution channel decreased $3.6 million, or 15.9%, and sales volume decreased 11.3% in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023. The decrease in sales volume was due to decreased cashew and mixed nuts distribution by a major customer due to soft consumer demand.

In the first thirty-nine weeks of fiscal 2024, net sales in the contract packaging distribution channel decreased $5.7 million, or 8.4%, and sales volume decreased 13.4% compared to the same period of fiscal 2023. The sales volume decrease was attributable to the reason cited in the quarterly comparison.

Gross Profit

Gross profit decreased by $0.6 million, or 1.2%, to $49.2 million for the third quarter of fiscal 2024 compared to $49.8 million for the third quarter of fiscal 2023. Excluding the Lakeville Acquisition, gross profit decreased approximately 7.2%, or $3.6 million. The decrease in gross profit was due to higher commodity acquisition costs for peanuts and walnuts, reduced production volume and increased expenditures relating to facility repairs and maintenance, noncompliant inventory and incentive compensation. Our gross profit margin, as a percentage of net sales, decreased to 18.1% for the third quarter of fiscal 2024 compared to 20.9% for the third quarter of fiscal 2023 mainly related to the higher sales base due to the Lakeville Acquisition.

Gross profit was $164.1 million for the first thirty-nine weeks of fiscal 2024 compared to $156.9 million for the first thirty-nine weeks of fiscal 2023. Our gross profit margin, as a percentage of net sales, increased slightly to 20.6% for the first thirty-nine weeks of fiscal 2024 compared to 20.5% for the first thirty-nine weeks of fiscal 2023.

Operating Expenses

Total operating expenses for the third quarter of fiscal 2024 increased by $2.9 million, or 10.3%, to $30.8 million. Operating expenses decreased to 11.3% of net sales for the third quarter of fiscal 2024 compared to 11.7% of net sales for the third quarter of fiscal 2023.

Selling expenses for the third quarter of fiscal 2024 were $18.7 million, an increase of $0.5 million, or 3.0%, from the third quarter of fiscal 2023. The increase was driven by a $0.8 million increase in incentive compensation expense, a $0.6 million increase in outside distribution expense, primarily related to the Lakeville Acquisition. These increases were partially offset by a $0.6 million decrease in advertising and consumer insight research expense.

Administrative expenses for the third quarter of fiscal 2024 increased $2.3 million, or 23.7%, to $12.2 million compared to $9.8 million for the third quarter of fiscal 2023. The increase was due to a $2.3 million increase in compensation-related expenses.

Total operating expenses for the first thirty-nine weeks of fiscal 2024 increased by $5.4 million, or 6.1%, to $93.6 million. Operating expenses increased to 11.7% of net sales for the first thirty-nine weeks of fiscal 2024 compared to 11.5% of net sales for the first thirty-nine weeks of fiscal 2023. The increase is net of the $2.2 million net gain on bargain purchase that occurred in the second quarter of fiscal 2024 due to the Lakeville Acquisition.

Selling expenses for the first thirty-nine weeks of fiscal 2024 were $61.6 million, an increase of $3.7 million, or 6.4%, from the first thirty-nine weeks of fiscal 2023. The increase was driven primarily by a $2.8 million increase in advertising and consumer insight research expense, a $1.2 million increase in compensation-related expenses, a $1.1 million increase in outside distribution expense, which was primarily due to the Lakeville Acquisition, an increase in consulting expenses of $0.4 million. These increases were offset by a $1.6 million decrease in freight expense due to lower freight rates and fewer delivered sales pounds.

Administrative expenses for the first thirty-nine weeks of fiscal 2024 increased $3.9 million, or 12.8%, to $34.2 million compared the first thirty-nine weeks of fiscal 2023. The increase was due to a $3.1 million increase in compensation-related expenses and an increase in charitable food donations of $0.8 million.

Income from Operations

Due to the factors discussed above, income from operations was $18.4 million, or 6.7% of net sales, for the third quarter of fiscal 2024 compared to $21.8 million, or 9.1% of net sales, for the third quarter of fiscal 2023.

Due to the factors discussed above, income from operations was $70.5 million, or 8.8% of net sales, for the first thirty-nine weeks of fiscal 2024 compared to $68.7 million, or 9.0% of net sales, for the first thirty-nine weeks of fiscal 2023.

Interest Expense

Interest expense was $0.8 million for the third quarter of fiscal 2024 compared to $0.6 million for the third quarter of fiscal 2023. Interest expense was $2.1 million for the first thirty-nine weeks of fiscal 2024 and $1.8 million for the first thirty-nine weeks of fiscal 2023. The increase in interest expense for both periods was due to higher average debt levels, primarily due to the Lakeville Acquisition.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.3 million for the third quarter of fiscal 2024 and $0.4 million for the third quarter of fiscal 2023.

Net rental and miscellaneous expense was $0.9 million for the first thirty-nine weeks of fiscal 2024 and $1.1 million for the first thirty-nine weeks of fiscal 2023.

Pension Expense (Excluding Service Costs)

Pension expense (excluding service costs) was $0.4 million for the third quarter of fiscal 2024 compared to $0.3 million for the third quarter of fiscal 2023.

Pension expense (excluding service costs) was $1.1 million for the first thirty-nine weeks of fiscal 2024 and $1.0 million for the first thirty-nine weeks of fiscal 2023.

Income Tax Expense

Income tax expense was $3.4 million, or 20.2% of income before income taxes ("effective tax rate"), for the third quarter of fiscal 2024 compared to $4.8 million, or 23.4% of income before income taxes, for the third quarter of fiscal 2023. The effective tax rate decreased in the current third quarter primarily due to an increase in our estimated research and development tax credit.

Income tax expense was $16.2 million, or 24.4% of income before income taxes, for the first thirty-nine weeks of fiscal 2024 compared to $16.6 million, or 25.6% of income before income taxes, for the first thirty-nine weeks of fiscal 2023.

Net Income

Net income was $13.5 million, or $1.16 per common share basic and $1.15 per common share diluted, for the third quarter of fiscal 2024, compared to $15.7 million, or $1.36 per common share basic and $1.35 per common share diluted, for the third quarter of fiscal 2023.

Net income was $50.2 million, or $4.33 per common share basic and $4.30 per common share diluted, for the first thirty-nine weeks of fiscal 2024, compared to $48.2 million, or $4.16 per common share basic and $4.14 per common share diluted, for the first thirty-nine weeks of fiscal 2023.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Long-Range Plan through growing our branded and private brand programs, consummate and integrate business acquisitions, return cash to our stockholders through dividends, repay indebtedness and pay amounts owed under the Retirement Plan. Also, various uncertainties, including cost uncertainties, could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products, increase consumer insight capabilities and promotional efforts, reinvest in the Company through capital expenditures, develop new products, pay cash dividends, consummate strategic investments and business acquisitions, such as the recent Lakeville Acquisition and the acquisition of the Just the Cheese brand in fiscal 2023, and explore other growth strategies outlined in our Long-Range Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first half of fiscal 2024 and 2023, respectively (dollars in thousands):

	March 28, 2024	March 30, 2023	$ Change
Operating activities	$66,438	$72,389	$(5,951)
Investing activities	(76,495)	(19,142)	(57,353)
Financing activities	8,486	(53,297)	61,783
Total change in cash	$(1,571)	$(50)	$(1,521)

Operating Activities Net cash provided by operating activities was $66.4 million for the first thirty-nine weeks of fiscal 2024 compared to net cash provided by operating activities of $72.4 million for the comparative period of fiscal 2023. The decrease in operating cash flow was primarily due to changes in working capital.

Total inventories were $210.7 million at March 28, 2024, an increase of $37.7 million, or 21.8%, from the inventory balance at June 29, 2023, and an increase of $20.3 million, or 10.7%, from the inventory balance at March 30, 2023. The increase in inventories at March 28, 2024 compared to March 30, 2023 was primarily due to the Lakeville Acquisition and higher quantities of pecans and walnuts on hand, higher commodity acquisition costs for walnuts, partially offset by lower quantities of work-in-process and finished goods inventory on hand.

Raw nut and dried fruit input stocks, some of which are classified as work-in-process, increased by 13.9 million pounds, or 22.4%, at March 28, 2024 compared to March 30, 2023 due to higher quantities of walnuts and pecans on hand due to increased procurement from a larger crop combined with softness in demand. The weighted average cost per pound of raw nut input stocks on hand at the end of the third quarter of fiscal 2024 decreased 11.7% compared to the end of the third quarter of fiscal 2023 primarily due to higher quantities of peanuts, inshell walnuts and pecans.

Investing Activities Cash used in investing activities was $76.5 million during the first thirty-nine weeks of fiscal 2024 compared to $19.1 million for the same period last year. The increase in cash used in investing activities was primarily due to the $59.0 million net purchase price for the Lakeville Acquisition. This was partially offset by the $3.5 million purchase price for the acquisition of the Just the Cheese brand in the second quarter of fiscal 2023. Capital asset purchases were $17.5 million during the first thirty-nine weeks of fiscal 2024 compared to $15.6 million for the first thirty-nine weeks of fiscal 2023. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements, including for our newly acquired bar business in Lakeville, Minnesota, to be approximately $28.0 million for fiscal 2024. Absent any additional material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash provided by financing activities was $8.5 million during the first thirty-nine weeks of fiscal 2024 compared to cash used of $53.3 million for the same period last year. Net borrowings under our Credit Facility were $32.1 million during the first thirty-nine weeks of fiscal 2024 compared to net repayments of $12.6 million for the first thirty-nine weeks of fiscal 2023. The increase in credit facility borrowings was primarily due to funding the Lakeville Acquisition in the second quarter of fiscal 2024. Dividends paid in the first three quarters of fiscal 2024 were approximately $14.4 million lower than dividends paid in the same period last year. Long-term debt payments in the first three quarters of fiscal 2024 were approximately $2.5 million lower than payments in the same period last year due to the mortgage that was repaid in full in the third quarter of the fiscal 2023.

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

On April 23, 2024, the Company entered into a 7.5 year lease for a warehouse of approximately 444,600 square feet. The warehouse is located in Huntley, IL near the Elgin Site and will be utilized to store finished goods inventory and as a distribution center. We leased the warehouse in Huntley, IL as a result of our current and expanded operations occupying existing warehouse and finished goods space at our Elgin Site.

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

At March 28, 2024, the weighted average interest rate for the Credit Facility was 8.1%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility. As of March 28, 2024, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At March 28, 2024, we had $114.1 million of available credit under the Credit Facility. If this entire amount were borrowed at March 28, 2024, we would still be in compliance with all restrictive covenants under the Credit Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of March 28, 2024, $7.3 million of the debt obligation was outstanding.

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

FORWARD LOOKING STATEMENTS

Some of the statements in this release are forward-looking. These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) sales activity for the Company’s products, such as a decline in sales to one or more key customers, or to customers or in the nut category generally, in some or all channels, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (ii) changes in the availability and costs of raw materials and ingredients and the impact of fixed price commitments with customers; (iii) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (v) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures; (vi) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (vii) the ability of the Company to control costs (including inflationary costs) and manage shortages in areas such as inputs, transportation and labor; (viii) uncertainty in economic conditions, including the potential for inflation or economic downturn leading to decreased consumer demand; (ix) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control; (x) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xi) losses due to significant disruptions at any of our production or processing facilities or employee unavailability due to labor shortages; (xii) the ability to implement our Long-Range Plan, including growing our branded and private brand product sales, diversifying our product offerings (including by the launch of new products) and expanding into alternative sales channels; (xiii) technology disruptions or failures or the occurrence of cybersecurity incidents or breaches; (xiv) the inability to protect the Company’s brand value, intellectual property or avoid intellectual property disputes; (xv) our ability to manage the impacts of changing weather patterns on raw material availability due to climate change; and (xvi) our ability to operate and integrate the acquired snack bar related assets of TreeHouse and realize efficiencies and synergies from such acquisition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I - Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2023.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 28, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 28, 2024, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 28, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 12 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2023. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 29, 2023 during the third quarter of fiscal 2024.

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

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

The following table shows our directors and officers that adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act:

Name & Position	Adoption Date	Shares of the Company's Common Stock	Expiration Date(1)
Frank S. Pellegrino, Chief Financial Officer	March 5, 2024	2,000	December 2, 2024

(1)
The plan expires on the date in this column, or upon the earlier completion of all authorized transactions under the Rule 10b5-1 plan.

During the quarter ended March 28, 2024, other than noted above, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

*10.13

Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle) (incorporated by reference from Exhibit 10.13 to the Form 10-Q for the quarter ended December 28, 2023)

*10.14

Form of Employee Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle) (incorporated by reference from Exhibit 10.14 to the Form 10-Q for the quarter ended December 28, 2023)

*10.15

Form of Employee Performance Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle) (incorporated by reference from Exhibit 10.15 to the Form 10-Q for the quarter ended December 28, 2023)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2024.

JOHN B. SANFILIPPO & SON, INC.

By
/s/ Frank S. Pellegrino
Frank S. Pellegrino
Chief Financial Officer, Executive Vice President, Finance and Administration