Form 10-K
period 2024-06-27
SANFILIPPO JOHN B & SON INC
filed 2024-08-21
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2024

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

The aggregate market value of the voting Common Stock held by non-affiliates was $940,178,618 as of December 28, 2023 (8,900,678 shares at $105.63 per share).

As of August 15, 2024, 9,006,038 shares of the registrant’s Common Stock, $.01 par value (“Common Stock”) and 2,597,426 shares of the registrant’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding. The Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 30, 2024 are incorporated by reference into Part III of this Form 10-K.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-K

FOR THE YEAR ENDED JUNE 27, 2024

PART I

Item 1 — Business

a. General Development of Business

John B. Sanfilippo & Son, Inc. was formed as a corporation under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used throughout this annual report on Form 10-K, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). However, the fiscal year ended June 30, 2022 consisted of fifty-three weeks with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•
References herein to fiscal 2025 are to the fiscal year ending June 26, 2025.
•
References herein to fiscal 2024, fiscal 2023 and fiscal 2022 are to the fiscal years ended June 27, 2024, June 29, 2023 and June 30, 2022, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names and under a variety of private brands. Additionally, with our acquisition of certain snack bar assets in the second quarter of fiscal 2024, and our internally developed nutrition bar products, we offer our private brand customers a complete portfolio of snack bars. We market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including nutrition bars, snack bars, peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks, other sesame snack products and baked cheese snack products under our brand names, including Just the Cheese, and under private brands. Our products are sold through three primary distribution channels, including food retailers in the consumer channel, commercial ingredient users and contract manufacturing customers.

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

c. Narrative Description of Business

(i) General

We are one of the leading processors and distributors of tree nuts and peanuts in the United States. We manufacture and market the Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names and manufacture and distribute numerous private brands as well, including private brand snack bars. Through a deliberate strategy of focused capital expenditures and complementary acquisitions, we have built a generally vertically integrated nut processing operation that enables us to control almost every step of the process for pecans, peanuts and walnuts, including procurement from growers, shelling, processing, packaging and marketing. Vertical integration allows us to enhance product quality and, in most crop years, purchase inshell pecans, peanuts and walnuts from growers at lower costs as opposed to purchasing these nut meats from other shellers. We believe that our business model typically works to our advantage in terms of cost savings and provides us with better insight into crop development.

Our brands are some of the most well-recognized in the packaged food industry. In recent years, we have developed Fisher recipe nuts as the leading brand in the category through strong marketing campaigns, merchandising, and promotional support. We have increased distribution and launched innovation with our Orchard Valley Harvest and Fisher snack nut brands in many retailers. We have also expanded into new channels with Southern Style Nuts and Squirrel Brand. Our branded and private brand products are sold through the major distribution channels to significant buyers of nuts, including food and other retailers (both brick and mortar and e-commerce), commercial ingredient users and contract manufacturing customers. Selling through multiple distribution channels allows us to generate multiple revenue opportunities for the nuts we process. For example, pecan halves could be sold to food retailers under our Fisher brand, and pecan pieces could be sold to commercial ingredient users. We process and sell all major nut types consumed in the United States, including peanuts, pecans, cashews, walnuts and almonds (our major nut types). These are sold in a wide variety of innovative packaging, which provides our customers a complete nut product offering.

(ii) Principal Products

Our principal products are raw and processed nuts and snack bars. Including trail and snack mixes, these products accounted for approximately 92% of our gross sales for both fiscal 2024 and fiscal 2023 and 94% fiscal 2022. The nut product line includes almonds, pecans, peanuts, black walnuts, English walnuts, cashews, macadamia nuts, pistachios, pine nuts, Brazil nuts and filberts. Our nut products are sold in numerous package styles and sizes, and we offer our nut products in a variety of different styles and seasonings. The snack bar product line includes chewy, fruit and grain, sweet and salty, dipped, crunchy, energy, fiber and nut bars. We sell our products domestically to retailers and wholesalers as well as to commercial ingredient and contract manufacturing customers. For more information about our revenues in our various distribution channels, see Part II, Item 8 — “Financial Statements and Supplementary Data”.

We acquire all of our peanuts and walnuts directly from domestic growers. The majority of our pecans are acquired from domestic growers with the remainder acquired from growers in Mexico. We purchase the balance of our raw nuts from importers, trading companies and domestic processors.

Furthermore, we manufacture and market peanut butter in several sizes and varieties. We also market and distribute, and in many cases process and manufacture, a wide assortment of other food and snack products. These other products include salad toppings, dried fruit and chocolate and yogurt coated products sold to retailers and wholesalers. Recipe ingredients are sold to retailers, wholesalers and commercial ingredient customers. Additionally, bulk food products are sold to commercial ingredient users. Moreover, an assortment of sunflower kernels, pepitas, snack mixes, almond butter, cashew butter, candy and confections, corn snacks, chickpea snacks, sesame sticks and other sesame snack products are sold to retail supermarkets, mass merchandisers and commercial ingredient users with a wide variety of toppings for ice cream and yogurt sold to commercial ingredient users.

(iii) Customers and Channels

We sell our products to approximately 240 customers through the consumer, commercial ingredient and contract manufacturing distribution channels. The consumer channel supplies nut-based and snack bar products, including consumer-packaged products, to retailers in the United States including supermarket chains, wholesalers, supercenters, internet retailers and other retail outlets. We sell products through the consumer channel under our brand names, including the Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts and Just the Cheese brands, as well as under our customers’ private brands. The commercial ingredient channel supplies nut-based products to other manufacturers to use as ingredients in their final food products such as bakery, confection, cereal and ice cream. This produces nut-based products that are customized to the specifications of chefs, national restaurant chains, foodservice distributors, fast food chains, institutions and hotel kitchens. We sell products through the commercial ingredient channel under our Fisher brand and our customers’ private brands. Our contract manufacturing channel primarily processes and packages nut and fruit-based snacks for other food manufacturers under their brand names and in accordance with their specifications.

We are dependent on a few significant customers for a majority of our total net sales, particularly in the consumer channel. Net sales to Wal-Mart Stores, Inc. accounted for approximately 39% of our net sales for fiscal 2024, 36% of our net sales for fiscal 2023 and 35% of our net sales for fiscal 2022. Net sales to Target Corporation accounted for approximately 13% of our net sales for fiscal 2024, 15% of our net sales for fiscal 2023 and 14% of our net sales for fiscal 2022. No other customer accounted for more than 10% of net sales for any period presented.

(iv) Sales and Distribution

We market our products through our own sales department and through a network of approximately 60 independent brokers, independent distributors and suppliers, including group purchasing organizations.

We distribute products from each of our principal facilities. The majority of our products are shipped from our facilities by contract and common carriers.

We operate a retail store at our Elgin headquarters. This store sells Fisher snack and recipe products, Orchard Valley Harvest, Squirrel Brand, Southern Style Nut and Just the Cheese products, bulk foods and other products, produced by us and other vendors directly to consumers.

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

A significant portion of our branded marketing efforts are focused on compelling consumer campaigns that include advertisements (e.g., online video, social and influencer activations and partnerships, search engine marketing and media partnerships), product sampling and coupon offers. Our integrated marketing efforts for the Fisher brand include partnerships with chefs, influencers and media partnerships. Additionally, shipper display units and other point of sale promotions are utilized in retail stores in an effort to gain additional temporary product placement and to drive sales volume. We work with third-party information agencies, such as Circana (formerly IRi), to monitor the effectiveness of our marketing and measure product growth in comparison to our competition and the product category.

Commercial ingredient trade promotion typically includes periodically attending regional and national trade shows, trade publication advertising and one-on-one marketing efforts. These promotional efforts highlight our processing capabilities, broad product portfolio, product customization and packaging innovation.

Through participation in several trade associations, funding of industry research and sponsorship of educational programs, we support efforts to increase awareness of the health benefits, convenience and versatility of nuts as both a snack and a recipe ingredient among existing and future consumers of nuts. We also manufacture trail mixes and snack bars that are designed to give our customers and their families options in their snacking choices that range from healthy to indulgent. We expect to contine increasing our participation and funding with trade associations and groups to focus on sustainability efforts while continuing to partner with farmers to further mitigate climate and other environmental risks.

(vi) Competition

Our nuts, snack bars, and other snack food products compete against products manufactured and sold by numerous other companies offering branded and private brand products in the snack food industry, some of whom are substantially larger and have greater resources than us. In the nut industry, we compete with, among others, Hormel Foods Corp. (Planters brand), Diamond brand and numerous regional snack food processors. In the snack bar industry, we compete with, among others, General Mills (Nature Valley brand), Frito Lay (Quaker brand), Mondelez (Clif brand), Kellonova (Nutragrain brand), Mars (Kind brand) as well as regional snack bar manufacturers. Competitive factors in our markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution, sales promotion, category management, service level compliance and innovation. The combination of our generally vertically integrated operating model with respect to pecans, peanuts and walnuts, our product quality, product offering, brand strength, innovation, distribution model and our focus on nut, snack bar and nut related products generally enable us to compete in each of these categories; however there can be no guarantee that our products will continue to be competitive with many of our larger competitors. See Part I, Item 1A — “Risk Factors”.

(vii) Raw Materials and Supplies

We purchase nuts from domestic and foreign sources. In fiscal 2024, all of our walnuts, almonds and peanuts were purchased from domestic sources. We purchase our pecans from the southern United States and Mexico. Cashew nuts are imported from Vietnam and certain West African countries. For fiscal 2024, approximately 28% of the dollar value of our total nut purchases was from foreign sources.

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

We purchase other inventory items and packaging materials such as roasting oils, seasonings, plastic jars, labels, wrappers, boxes, stand-up bags and composite and clear-plastic cans from other third parties. Material costs, including tree nuts, peanuts, other commodities, packaging and other edible ingredients represented approximately 72% of our total cost of sales for fiscal 2024.

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

(ix) Human Capital

As of June 27, 2024, we had approximately 1,800 full-time employees.

We recognize that, in order for our company to be successful, our employees must be healthy, well-trained and motivated to do their best every day. Therefore, we relentlessly focus on attracting, retaining and effectively engaging our employees. The key aspects of our human resources program and objectives are as follows:

Health and Safety: As a producer, manufacturer and processor of nuts, nut-related products and snack bars, we are subject to extensive food and employee safety laws and regulations. We place a high priority on employee health and safety as part of our continuous improvement culture. Our total occupational injury rate remains in line with the food manufacturing industry average. We continue to enhance our safety programs by investing in systems and controls focused on injury and accident prevention, as well as risk elimination. During fiscal 2024, we continued focusing on refining our programs, including lock-out tag-out, forklift training and emergency evacuation, which help us to reduce safety risks, along with enhancing machine guarding on our manufacturing lines to increase employee safety. We believe properly prioritizing risks and addressing the most critical safety matters helps us to be proactive in building a sustainable safety culture.

Diversity, Equity and Inclusion: We recognize that our business is stronger and more successful when supported by a diverse workforce. Our goal is to maintain and promote diversity among our employees, foster an inclusive and equitable environment where differences are celebrated and provide adequate support to achieve our goal. In fiscal 2024, our Diversity, Equity and Inclusion council organized various events facilitated through our Employee Resource Groups. Our leadership team also completed equity training to learn inclusive communication strategies to further advance equity and inclusion in the workplace.

Training, Development and Promotion: We believe that training, developing and promoting our employees is an important part of our vibrant employee culture. These measures enhance our performance and are an important component of maintaining employee satisfaction. We offer training to our employees on a variety of subjects related to professional development, workplace fundamentals, business, computer applications and industry specific subjects such as our Nutology-101 courses. In fiscal 2024, 34 employees participated in our Leadership Development program. As a result of the program many participants were able to move into roles of increasing responsibility with us. In fiscal 2024, approximately 15% of our employees received promotions and a promotion-related salary increases. We also conduct annual mandatory training for all employees covering topics such as food safety, workplace safety and various regulatory and compliance related subjects. Our mentorship program pairs emerging talent with executive leadership, which is designed to broaden talent networks, increase exposure to cross-functional initiatives and build leadership competencies. In fiscal 2024, we introduced our new leadership competency matrix, highlighting a variety of skills, capabilities and behaviors, that is designed to help us develop impactful leaders and better measure leadership effectiveness.

Employee Engagement: In fiscal 2024, we continued to focus on employee engagement and retention. We believe that credible leadership drives engagement and promotes retention. Therefore, we purposefully continue to emphasize the importance of being an effective leader and offer various leadership training courses to our management team. In fiscal 2024, all people managers had an annual goal of being an inclusive and engaging leader, which was measured by the leadership engagement score obtained through the annual employee engagement survey. Additionally, we periodically conduct employee surveys to monitor employee satisfaction, engagement and concerns.

Employee Rewards: Through our Sanfilippo Value Added (“SVA”) and Total Team Performance (“TTP”) incentive programs, we provide annual cash bonus opportunities to motivate and reward our employees, as well as align their interests with those of our stockholders. Employees participate in the SVA or TTP program, not both. Approximately 17% of our employees participate in the SVA program and approximately 67% participate in the TTP program. In addition, approximately 15% of our employees received special discretionary bonuses, primarily related to our acquisition, integration and optimization of the Lakeville snack bar business. In addition to the SVA and TTP incentive programs, we offer annual sales incentives to our sales and marketing employees and annual monetary leadership awards to our top performers across all functions. We are also proud to offer a comprehensive and competitive benefits package designed to meet the diverse needs of our employees at every stage of life, which includes a company-sponsored healthcare program, a student loan repayment program, a 401(k) program with a generous company matching contribution and a non-qualified deferred compensation plan to provide executives with the opportunity to accumulate assets for retirement on a tax-deferred basis. In fiscal 2024, we enhanced our 401(k) program by introducing a Roth 401(k) option. We continue to closely monitor the competitiveness of our compensation programs. In fiscal 2024, more than 92% of our employees received wage adjustments.

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

(x) Seasonality

Our business is seasonal. Demand for peanut and tree nut products is highest during the last four months of the calendar year. Peanuts, pecans and walnuts, three of our principal raw materials, are primarily purchased between September and February and are processed throughout the year until the following harvest. Demand for snack bars is the highest during our first fiscal quarter. As a result of this seasonality, our personnel requirements rise during the first half of our fiscal year. Our working capital requirements generally peak during the third quarter of our fiscal year.

(xi) Government Regulations, Operating Hazards and Uninsured Risks

The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of shell fragments, foreign objects, insects, foreign substances, pathogens, chemicals, mycotoxins and other hazards, or agents or residues introduced during the growing, storage, handling, processing or transportation phases. We (i) maintain what we believe to be rigid quality control standards and food safety systems that is evident in our annual Safe Quality Food (“SQF”) certification at each manufacturing facility; (ii) generally inspect our nut and other food products by visual examination, screening, metal detectors or electronic monitors at various stages of our shelling and processing operations; (iii) work with the United States Department of Agriculture (“USDA”) in its inspection of peanuts shipped to and from our peanut shelling facilities; (iv) maintain robust environmental pathogen programs; (v) seek to comply with the Nutrition Labeling and Education Act by labeling each product that we sell with labels that disclose the nutritional value and content of each of our products and (vi) assure compliance with the United States Food and Drug Administration (“FDA”) Food Safety Modernization Act (“FSMA”) through our comprehensive Food Safety Plans which include following Current Good Manufacturing Practices and control biological, chemical and physical hazards through our Process, Sanitation, Allergen and Supply Chain Preventive Controls. However, no assurance can be given that some nut or other food products sold by us may not contain or develop harmful substances. In order to mitigate this risk, we strive to select high-quality nut and ingredient suppliers as well as maintain product liability and contaminated product insurance at amounts we believe are adequate in light of our operations. A portion of our annual capital expenditure budget is allocated for compliance with government-mandated food safety standards. Compliance with food safety standards and other government regulations may have an impact on our operations and earnings, particularly if we fail to satisfy such standards or regulations and our products are recalled, harm our consumers or harm our Company’s reputation and standing as a leader of branded and private brand nut, snack bars, and other snack products. See Part I, Item 1A — “Risk Factors”.

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

Industry Risks

We Have Limited Ability to Control the Availability or Cost of Raw Materials and this May Have a Material Adverse Effect on Our Results of Operations, Cash Flows and Financial Condition

The availability and cost of raw materials for producing our products are subject to crop size and yield fluctuations caused by factors beyond our control. These materials include peanuts, pecans, almonds, cashews, walnuts, pine nuts and other nuts, dried fruits and seeds, cocoa, as well as vegetable oils and other products used in the manufacture of our products. The factors beyond our control include adverse weather conditions, natural disasters (including floods, droughts, frosts, earthquakes and hurricanes), changing climate patterns, plant diseases, foreign currency fluctuations, trade agreements, tariffs and embargos, import/export controls, prices of other crops, labor shortages, inflationary conditions, political change and unrest, sanctions, revised sourcing regulations, armed hostilities, such as those in Ukraine and in the Middle East, changes in global customer demand, pandemics and disease, changes in government agricultural programs, federal and state government mandates related to the preceding or otherwise and purchasing behavior of certain countries, including China and India. Additionally, any determination by the USDA or other government agencies may also reduce the supply of edible nuts and other raw materials used in our products and could (among other things) cause our costs to increase significantly. These determinations include, but are not limited to, that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop, negatively impact the environment, cause or may cause adverse health consequences, any portion of the crop has been contaminated by aflatoxin or other agents, or any future raw material or product recalls for other reasons.

Because these raw materials are commodities, their prices are set by the market and can therefore fluctuate quickly and dramatically due to varied events, such as those described above. Furthermore, we are not able to hedge against changes in nut commodity prices because no appropriate futures, derivative or other risk-sharing market for these commodities exists nor can we create such a market. Consequently, in order to achieve or maintain profitability levels, we attempt to increase the prices of our products to reflect the increase in the costs of the raw materials that we use. However, we may not be successful in passing along partial or full price increases to our customers, if at all. In addition, even if we are successful in passing across partial or full price increases, we may not be able to do so in a timely fashion. Our ability to raise prices and the timing of any price increases is often dependent upon the actions of our competitors, some of whom are significantly larger and more diversified than we are or own farms which produce the raw materials. We have observed rapid inflation with respect to packaging and other products used to manufacture and package our products and general inflationary conditions that are difficult to predict, and we may not be able to pass along such inflationary increases to our customers or may not be able to do so in a timely fashion. Additionally, any such product price increase that we are able to pass along to our customers may ultimately reduce the demand for, and sales of, our products as customers reduce purchases, buy lower priced products or lower margin products. Alternatively, if the prices of any raw materials significantly decrease, and we have inventories of such materials on hand, we may be unable to reduce product prices without adversely impacting our gross margins or our customers will not pass along price decreases, which could impact overall demand. Any competitors who purchase such material on the open market or own the farms which produce the raw materials may be able to reduce prices in a more timely manner, and we could lose market share to such competitors. We are also subject to risks associated with purchasing a majority of our pecans, peanuts and walnuts directly from growers, including the risk of purchasing such products from growers at costs that later, due to altered market conditions, prove to be above prevailing market prices at time of sale. Accordingly, because we purchase a majority of our pecans, peanuts and walnuts directly from growers during harvest season and shell and process these nuts throughout our fiscal year, there is a possibility that, after we acquire these nuts, market conditions may change. Depending on these changing market conditions, we may be forced to sell these nuts at reduced prices relative to our acquisition cost. Any one or more of the foregoing aspects may have a material adverse effect on our results of operations, cash flows and financial condition.

Moreover, fluctuations in the market prices of nuts may affect the value of our inventories, margins and profitability. We enter into fixed price commitments with a portion of our commercial ingredient customers and certain other customers. The commitments are for a fixed period of time, typically three months to twelve months. Such commitments with a term of six months or more represented approximately 2% of our annual net sales in fiscal 2024. Sometimes we enter into fixed price commitments with respect to certain nut products before fixing our acquisition costs in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent we do so and our fixed prices are not properly aligned with our acquisition costs, these fixed price commitments may result in reduced or negative gross profit margins, which could have a material adverse effect on our financial condition and results of operations.

We Operate in a Competitive Environment Which Could Materially and Adversely Affect our Financial Condition and Results of Operations

We operate in a highly competitive environment. The principal areas of competition are, among others, brand recognition, taste, flavor, quality, packaging, price, nutrition, advertising, promotion, convenience and service. Our principal products compete against food and snack products manufactured and sold by numerous regional, national and international companies, some of which are substantially larger and have greater resources than us, such as Hormel Foods Corp. (Planters brand) Mondelez (Clif brand) and Kellonova (Nutragrain brand), among others. Most of our competitors that sell and market the other top branded snack nut products and snack bars have committed more financial, marketing and other resources to such brands when compared to the resources available to or spent by us on our brands. Additionally, many food retailers, supercenters, mass merchandisers and internet retailers have continued to emphasize their own private brand offerings as a key part of their strategy and may develop or expand their own private brand nut and nut product offerings and private brand snack bar offerings, to the exclusion of our branded products or private brand products, particularly in an uncertain economic environment or due to inflationary conditions. Other smaller competitors may be able to focus on faster-growing, niche markets that we are unable to market effectively to or otherwise sell to due to our size, operations, marketing strategy or perceptions regarding our Company. Additionally, certain food retailers and internet retailers may seek to invest in companies serving certain niche markets and/or offer shelf space, added promotional activity or other marketing efforts in exchange for ownership in such companies, which we are unable to offer to such food retailers or internet companies. Recent consolidation and mergers and acquisitions activity in the nut and snack food market has resulted in price competition as part of such consolidation or mergers and acquisitions activity. Many of our competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing inshell pecans, peanuts, walnuts and other nut types directly from growers at fixed prices that later, due to altered market conditions, may prove to be above prevailing market prices. We also compete with other shellers in the commercial ingredients market and with regional processors in the retail and wholesale markets. In order to maintain or increase our market share, we must continue to price our products competitively and spend on marketing, advertising, new product innovation and shelf placement and slotting fees. This may cause a decline in gross profit margin if we are unable to increase sales volume or otherwise reduce our costs, which could materially and adversely affect our financial condition and results of operations.

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

Food Safety, Allergy and Product Contamination Concerns Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

If consumers in our principal markets lose confidence in the health or safety of nut and snack bar products, particularly with respect to peanut and tree nut allergies, food borne illnesses, processes, ingredients and packaging used in the manufacturing process or other food safety matters, this could materially and adversely affect our financial condition and results of operations. Individuals with nut allergies may be at risk of serious illness or death resulting from the consumption of our nut and snack bar products, including consumption of the products of our customers which in turn contain our products as an ingredient. Notwithstanding our existing food safety controls, we process peanuts and tree nuts on the same equipment, and there is no guarantee that our other products will not be cross-contaminated. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters, including food borne illnesses, may discourage consumers or our customers from buying our products, cause production and delivery disruptions or result in product recalls. Product safety issues concerning the products we manufacture, distribute and sell, and also concerning similar products not manufactured, distributed or sold by us, may materially and adversely affect demand for products in the nut industry as a whole, including products without actual safety problems. Decreases in demand for products in the industry generally could have a material adverse effect on our financial condition and results of operations. In addition, the cooling system at our Elgin, Illinois facility utilizes ammonia. If a leak in the system were to occur, there is a possibility that the inventory in cold storage at our Elgin, Illinois facility could be destroyed which could have a material adverse effect on our financial condition and results of operations.

Product Liability, Product Recalls, Product Labeling and Product Advertising Claims May Have a Material Adverse Effect on Our Results of Operations and Cash Flows

We face risks associated with product liability claims, product recalls and other liabilities in the event: (i) our food safety and quality control procedures are ineffective or fail, (ii) we procure products or packaging from third parties that are or become subject to a recall, regardless of whether or not our food safety and quality control procedures are ineffective or fail, (iii) our products or packaging cause injury or become adulterated or misbranded, (iv) our products are determined to be promoted or labeled in a misleading fashion or do not contain required labeling or notices, (v) government authorities test our products and determine that they contain a contaminant or present a food safety risk, (vi) our products are tampered with, (vii) one of our competitors is subject to claims, recalls or other liabilities involving products similar to ours or (viii) federal, state or other government agencies or courts determine that our products could pose health risks or contain potentially harmful chemicals or other substances. In recent years, the food industry has been a target of litigation over product labeling and advertising, including nut and snack bar products. Such litigation may result in significant costs to defend and resolve. In addition, we do not control the labeling of the products of our customers that contain our products as an ingredient. A product recall of a sufficient quantity or significant adverse publicity, a significant product liability judgment against us, a significant advertising-related liability or other safety concerns (whether actual or claimed) could impact our products in a number of ways. These impacts could include unavailability of our product for a period of time, re-labeling or re-packaging products, loss of consumer confidence in our products and exposure to liabilities in excess of any insurance we maintain for such events, including to our private brand customers. As customers request revised and more sophisticated packaging, our packaging solutions may result in manufacturing defects or errors in the manufacture of such packaging, which could cause us to recall the products despite having proper food safety protocols. If these kinds of events were to occur, they would have a material adverse effect on the demand for our products, subject us to costly recalls or withdrawals, require us to spend significant amounts to change our operations to remedy such issues, and, consequently, could have a material adverse effect on our results of operations and cash flows.

Increased Production, Materials, Transportation and Insurance Costs Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Our results are dependent on controlling a variety of costs. In the past we have experienced variability in transportation costs due to additional demand in shipping by a variety of market participants, a general shortage of drivers due to health and safety concerns, and increased fuel costs and federal regulations, which require increased monitoring of driving time using electronic monitoring technology. In addition to transportation costs, we have experienced (and may continue to experience) increased commodity or raw material costs, increased packaging material prices, higher general water, energy and fuel costs, increased labor costs as well as increased insurance costs, such as for property and workers’ compensation insurance. Maintaining the prices of our products, initiating price increases (including passing along price increases for commodities used in our products) and increasing the demand for our products (especially when prices for our products are decreasing due to commodity price decreases), all of which are important to our plans to increase profitability, may be materially and adversely affected or undermined by such increases in production and operation costs. Material and sustained increases in any of the foregoing costs could materially and adversely affect our financial condition and results of operations.

Technology Disruptions, Failures or Breaches, Hacking Activity, Ransomware Attacks or Other Cybersecurity Events Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We depend on information technology to maintain and streamline our operations, including, among other things, (i) interfacing and communicating with our locations, customers and suppliers, (ii) complying with financial reporting, legal and tax regulatory requirements, (iii) maintaining logistics, inventory control and monitoring systems, (iv) providing us with real-time feedback about our business and (v) allowing continuity of operations. Like other companies, our information technology systems or information technology systems of our customers, vendors, counterparties and other third party providers may be vulnerable to a variety of interruptions due to events beyond our control, including natural disasters, terrorist attacks, government-sponsored or affiliated cyberattacks, telecommunications failures, outages during replacement or upgrades, computer viruses, phishing activity, hardware failures, cloud-based technology outages, power outages, hackers, social engineering attacks, loss or theft of hardware, ransomware attacks, cyber risks and other security issues. We have technology security initiatives, cyber insurance and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, particularly as the global dependence on technology grows, the sophistication of cyber threats increase. Moreover, if we are unable to prevent security breaches or disclosure of non-public information, we may suffer financial damage, in addition to litigation or remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our customers, consumers, or suppliers. If we were subject to a ransomware attack, we may be required to pay ransom in amounts that could be material to our financial condition.

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

Increases in Labor Costs or Work Stoppages or Strikes Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As the number of our employees has grown, personnel costs, including the costs of medical and other employee health and welfare benefits, have increased. These costs can vary substantially as a result of an increase in the number, mix and experience of our employees and changes in health care and other employment-related laws. There are no assurances that we will succeed in reducing future increases in such costs, particularly if government regulations require us to change our health and welfare benefits, government regulations impose additional monitoring and compliance expenses, or we need to attract and retain additional qualified personnel or provide extra compensation due to other reasons. Increases in personnel costs can also be amplified by low unemployment rates, increased inflation, our preferences among workers in the labor market and general tight labor market conditions in any of the areas where we operate. Our inability to control such costs could materially and adversely affect our financial condition and results of operations.

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

The Impact of Changing Climate Patterns Could Materially and Adversely Affect Our Financial Condition and Results of Operation

We have observed a number of changing climate patterns in the U.S. and internationally. These changing climate patterns have caused weather patterns to change, and we have experienced severe droughts, floods, frosts, hurricanes, tornadoes, cold and warmer temperatures, adverse air conditions and other previously abnormal natural events. These weather events could impact the ability of our growers and producers to consistently provide us with the quality and quantity of nut and nut related products or other raw materials that we require, and in turn, cause the prices of certain nuts and raw materials to increase or change in unpredictable ways. Any long-term changes in climate patterns could prevent growers from growing or harvesting nuts or other raw materials in previous quantities, or at all, as many nut products require particular soil, water and climate conditions in order to grow or have acceptable yields. Because we (and our growers) cannot predict, change or insure against changing climate patterns, our ability to react to these changes is limited. If we and our growers and producers cannot adapt to changing climate patterns, our financial condition and results of operations could be materially and adversely affected.

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

Similar disease outbreaks in the future, may decrease demand for our products or certain of our products (or within certain distribution channels) due to limitations on the ability of consumers and other customers to purchase our products at retailers or other points of sale or due to the adverse impact on the economy as a result of such disease outbreaks. In addition, there is no guarantee that our current production operations (or current or customary production levels) would continue in the event of an infectious disease outbreak. If a significant percentage of our workforce, or the workforce of our customers, suppliers or transportation providers, are unable to work because of illness, government restrictions or exposure to an infectious disease, our ability to manufacture, sell and transport our products could be materially impacted.

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

We are Dependent Upon Certain Significant Customers Which Could Materially and Adversely Affect Our Financial Condition, Cash Flows and Results of Operations

We are dependent on a few significant customers for a large portion of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 66%, 64% and 63% of net sales in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. As discussed in “Item 1- Business”, sales to Wal-Mart and Target represented a majority of such sales to our five largest customers. There can be no assurance that all significant customers will continue to purchase our branded or private brand products in the same quantities, same product mix or on the same terms as in the past, particularly as increasingly powerful retailers demand lower pricing, different packaging, larger marketing support or payments for retail space, establish private brands or request other terms of sale which negatively impact our profitability or sales. Many of our largest customers emphasize sales at physical locations and a significant shift to Internet sales may impact the amount and types of products they purchase from us. A loss of one of our largest customers, a material decrease in purchases by one of our largest customers, the inability to collect a receivable from or a significant business interruption at one of our largest customers would result in decreased sales and would materially and adversely affect our results of operations, financial condition and cash flows.

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

Inability to Identify, Manage and Integrate Acquisitions and Joint Ventures Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As part of our strategy, we have and intend to make capability related acquisitions and investments in and enter into strategic relationships with established products and growth-stage companies to take advantage of our manufacturing and supply chain expertise and diversify our product line, such as our acquisition of the Lakeville facility in the 2024 fiscal year. However, we may be unsuccessful in managing or integrating completed acquisitions, joint ventures, or investments, identifying additional acquisitions or joint ventures, or negotiating favorable financial or other terms with third parties which are attractive or advantageous to grow or otherwise supplement our existing business. In addition, the identification, negotiation and completion of any acquisition, joint venture, or investment may divert management’s attention from ordinary business matters, require a number of one-time or ongoing advisory costs, result in the loss of employees or customers of our business or the acquired business, involve the assumption of unknown and potentially significant liabilities or result in impairment charges or write-downs if the assumptions underlying the purchase are not satisfied or operating performance suffers. Due to various uncertainties inherent in such activities, we may be unable to achieve a substantial portion of any anticipated benefits or cost savings from previous acquisitions, joint ventures, or investments or other anticipated benefits in the timeframe we anticipate, or at all.

Any inability to realize the anticipated benefits from any of the foregoing could materially and adversely affect our financial condition and results of operations.

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

The FSMA gives the FDA expanded authorities over the safety of the national food supply, including increased inspections and mandatory recalls, as well as stricter enforcement actions, each of which could result in additional compliance costs and civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations. The FSMA further instructed the FDA to develop new rules and regulations, including the performance of hazard analyses, implementation of preventive plans to control hazards, and foreign supplier verification provisions, mitigation strategies to protect food against intentional adulteration, sanitary transport of food and food traceability. We currently have food safety plans which build upon established food safety principles of “hazard analysis and critical control points” (“HACCP”) procedures and developed food defense plans that address concerns as a result of FSMA. HACCP is a management system in which food safety is addressed through the analysis and control of hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product.

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

Operational, Legal, Economic, Political and Social Risks of Doing Business in International Markets and Other Foreign Countries May Have a Material Adverse Effect on Our Results of Operations

Approximately 28% of the dollar value of our total nut purchases for fiscal 2024 were made from foreign countries. We purchase our cashews from Vietnam and certain West African countries and some of our pecans from Mexico. We also purchase sunflower oil and certain other ingredients that are sourced from Ukraine. To this extent, we are exposed to various risks inherent in international markets, including increased governmental ownership and regulation of the economy, greater likelihood of inflation and adverse economic conditions, governmental attempts to control inflation, such as setting interest rates and maintaining wage and price controls, supply reduction into the United States from increased demand in foreign countries, international competition, compliance with, and subjection to, foreign laws, including our ability to protect our intellectual property, such as our brands, compliance with U.S. laws and regulations related to conduct in foreign countries, such as the Foreign Corrupt Practices Act, currency exchange rates, potential for contractual defaults or forced renegotiations on purchase contracts with limited legal recourse, foreign countries’ response to the aftereffects of COVID-19, tariffs, quotas, duties, import and export restrictions, sanctions, armed hostilities and other barriers to trade that may reduce our profitability or sales and civil unrest, armed hostilities and significant political instability.

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

Financial Risks

Certain of Our Stockholders Possess a Majority of Aggregate Voting Power in the Company and Stockholders within The Sanfilippo Group Have Pledged Shares of their Class A Stock, Which May Make a Takeover or Change in Control More or Less Difficult and Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As of August 21, 2024, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Sanfilippo, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 50.6% voting interest in the Company. As of August 21, 2024, Michael J. Valentine (the “Valentine Group”) owns or controls Common Stock (one vote per share) and Class A Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 23.8% voting interest in the Company. In addition, the Sanfilippo Group and the Valentine Group as holders of the Class A Stock are entitled to elect seven Class A Directors, which represents 70% of our entire Board of Directors. As a result, the Sanfilippo Group and the Valentine Group together are able to direct the election of a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert certain influence on our business, or take certain actions, that cannot be counteracted by another stockholder or group of stockholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of our stockholders, including any amendments to our certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent or cause dividends, or a change in control or sale of the Company, which may or may not be in the best interests of other stockholders, and can take other actions that may be less favorable to other stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations, which could materially and adversely affect our financial condition, results of operations and cash flows.

The Way in Which We Measure Inventory May Have a Material Adverse Effect on Our Results of Operations

We physically acquire our inshell nut inventories of pecans, peanuts and walnuts from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of our fiscal year, and receive nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded based on those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved through continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While we perform various procedures periodically to confirm the accuracy of our bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations in quantities and yields, and such adjustments directly affect earnings. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen-month period, at which time revisions to any estimates, which historically averaged less than 1.0% (but it cannot be guaranteed to continue under this level) of inventory purchases, are also recorded. The precise amount of our bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. The majority of bulk-stored nut inventories at June 27, 2024 will be processed during the first half of fiscal 2025 and any adjustment to our bulk stored nut inventory quantity will be recorded at that time. There can be no assurance that any bulk stored nut inventory quantity adjustments will not have a material adverse effect on our results of operations in the future.

Item 1B — Unresolved Staff Comments

None.

Item 1C — Cybersecurity

Overview and Leadership

The Company maintains a company-wide risk management system focused on detecting, identifying, defending against and mitigating the impact of cybersecurity risks in order to guard our information technology systems and protect the confidentiality, integrity, and availability of our information technology processes and data. Our Board of Directors (the “Board”) is responsible for the oversight of cybersecurity risks, including through the delegation of certain cybersecurity oversight authority to the Audit Committee of the Board.

The Company’s information security function and management team is led by our Vice President of Information Technology and Cybersecurity, who has approximately 38 years of experience in the information technology area and holds the CISM certification, and our Senior Director of Information Technology Infrastructure and Cybersecurity, who has approximately 25 years of experience in the information technology area and holds CISSP, CCSP, CISM, and OSCP certifications.

The information security team is responsible for monitoring, managing and assessing cybersecurity risks and threats on a day-to-day basis. In particular, the information security team monitors, assesses and mitigates threats and is responsible for improving and strengthening the Company’s cybersecurity environment. As discussed below, the information security team works with nationally recognized third parties and licenses various cybersecurity tools and products to assist with assessing and managing cybersecurity risks. The information security team regularly interacts and discusses cybersecurity matters with our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel as part of our company-wide risk management system. The information security team has plans and processes in place to escalate certain cybersecurity issues to senior management and the Board or the Audit Committee, including for consideration of whether, when and how to publicly disclose any material cybersecurity event. In addition, we maintain insurance to help reduce our exposure from potential losses should a cybersecurity incident arise.

The information security team undertakes or engages in the following practices and activities, among others, as part of the Company’s risk management system:

•
updating of software and hardware (including firmware) for vulnerabilities and required patches;
•
regular employee training and education to identify and avoid cybersecurity risks and threats at each level of the organization;
•
developing, implementing and testing incident response and information recovery plans to assess and respond to cybersecurity threats and incidents;
•
collaborating with our internal audit function and other internal teams for the testing of cybersecurity controls and procedures;
•
identifying and managing cybersecurity risks presented by third parties, including cybersecurity vendors, cybersecurity software and hardware providers, other vendors and customers, service providers and other parties with access to the Company’s systems and data; as well as the systems of third parties that could adversely impact our operations or business in the event of a cybersecurity incident affecting those third-party systems;
•
overseeing threat intelligence systems and notification procedures; and
•
maintaining technology solutions for cybersecurity prevention and defense, including outside firewalls, multifactor authentication systems, separate intrusion prevention and detection systems, anti-virus and anti-malware products and remote access controls.

Use of Third Parties

The Company has engaged, and intends to continue to engage, nationally recognized third parties to assist the Company in assessing, among other things:

•
emerging cybersecurity risks;
•
threat identification;
•
threat neutralization;
•
cybersecurity environment testing;
•
penetration testing;
•
phishing and social engineering methods; and
•
best practices for continued compliance and training.

We also have engaged a nationally recognized third party to assist with a tabletop exercise to test our readiness in respect to certain of the preceding events and risks. When risks or threats are identified to the Company by a third party, the information security team is responsible for assessing the risk or threat and determining a course of action to mitigate the risk or neutralize the threat.

Impact of Cybersecurity Events

While no previous cybersecurity incidents have materially affected the Company, a cybersecurity incident could have a material impact on the Company’s results of operations and financial condition. As described above under “Item 1A‒Risk Factors “Technology Disruptions, Failures or Breaches, Hacking Activity, Ransomware Attacks or Other Cybersecurity Events Could Materially and Adversely Affect Our Financial Condition and Results of Operations” a material cybersecurity incident could disrupt our business, lead to the loss of data or cause us to suffer financial damage, in addition to litigation or remediation costs or penalties.

Governance Overview

The Board oversees cybersecurity risk through multiple methods. The Audit Committee of the Board has been delegated certain cybersecurity oversight responsibility and, among other things, receives quarterly updates and presentations from the information security team regarding the Company’s cybersecurity environment, cybersecurity risks and threats, cybersecurity projects the Company has implemented and plans to implement and other cybersecurity developments, and such committee reports to the full Board after each meeting. In addition to these quarterly reports to the Audit Committee, the information security team provides a presentation to the Board at least annually regarding the same topics covered with the Audit Committee. In addition, members of the Company’s internal audit team have certain responsibilities with respect to projects designed to test the Company’s cybersecurity controls and improve the overall cybersecurity environment.

The Company also has a Risk Assessment Committee composed of selected members of senior management. Member(s) of the information security team are members of this Risk Assessment Committee (which occur at least quarterly) to address cybersecurity risks and discuss cybersecurity threats to the Company. Member(s) of the information security team have the opportunity to present at the Risk Assessment Committee meetings and raise issues and concerns regarding cybersecurity. The minutes of Risk Assessment Committee meetings are provided to the Board and the General Counsel discusses with the Board the matters addressed at the applicable Risk Assessment Committee meeting.

Item 2 — Properties

We own or lease five principal production facilities and lease a warehouse near our Elgin facility. Our primary processing and distribution facility is located at our Elgin, Illinois site which also houses our primary manufacturing operations and corporate headquarters (the “Elgin Site”). The remaining principal production facilities are located in Bainbridge, Georgia; Selma, Texas; Gustine, California and Lakeville, Minnesota. In addition, we operate a retail store at the Elgin Site.

We believe that our facilities are generally well maintained and in good operating condition.

a. Principal Facilities

The following table provides certain information regarding our principal facilities:

Location	Square Footage	Type of Interest	Description of Principal Use	Date Company Constructed, Acquired or First Occupied
Bainbridge, Georgia	300,000	Owned and Leased	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987
Selma, Texas(1)	300,000	Leased	Pecan shelling, processing, bulk packaging, warehousing and distribution	1992
Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993
Elgin, Illinois(2) (Elgin Office Building)	400,000	Owned	Rental property	2005
Elgin, Illinois (Elgin Warehouse Building)	1,001,000	Owned	Processing, packaging, warehousing, distribution and corporate offices	2005
Lakeville, Minnesota(3)	298,000	Owned	Bars, processing, packaging and distribution	2023
Huntley, Illinois(4)	445,000	Leased	Warehousing and distribution	2024

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
(3)
On September 29, 2023, the Company purchased the facility in Lakeville, Minnesota from TreeHouse Foods, Inc. (“Seller”).
(4)
On April 23, 2024, the Company executed a 7.5 year lease for this warehouse, which commenced in the fourth quarter of fiscal 2024. The warehouse is located near the Elgin Site.

b. Manufacturing Capability, Utilization, Technology and Engineering

Our principal production facilities are equipped with modern processing and packaging machinery and equipment.

The Elgin Site was designed to our specifications with what we believe to be state-of-the-art equipment. The layout is designed to efficiently move products from raw storage to processing to packaging to distribution. The Elgin Site was designed to minimize the risk of cross contamination between tree nuts and peanuts. As currently configured, we believe the Elgin Site can accommodate an increase in production capacity of 15% to 20% of our current capacity, however certain production lines are at full capacity, and finished good storage space is nearing full capacity during peak shipping periods. The Huntley warehouse facility will allow us to accommodate increases in future demand and alleviate storage space constraints at the Elgin Site.

The Selma facility is used for our automated pecan shelling, packaging, bulk packaging, warehousing and distribution operations. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. During fiscal 2024, we processed approximately 20 million inshell pounds of pecans at the Selma facility. The quantity of pecans processed varies depending on the amount of inshell nuts purchased due to, among other things, commodity acquisition cost risk, the size and cost of the crop, the impact of international demand and expected demand based on our current sales forecast.

The Bainbridge facility is located in the largest peanut producing region in the United States and is used for nut purchasing, peanut shelling, peanut butter production and distribution. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to our customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2024, the Bainbridge facility shelled approximately 76 million inshell pounds of peanuts.

The Lakeville facility is used for manufacturing and packaging snack bars. This facility produces chewy, fruit and grain, sweet and salty, dipped, crunchy and fiber bars along with loose granola. We believe the Lakeville facility can accommodate an increase in production capacity of 15% to 20% of its current capacity, however certain production lines are at full capacity and there is no available physical space for additional capacity.

The Gustine facility is used for walnut shelling, pasteurization, processing, bulk packaging, warehousing and distribution. This facility has the capacity to shell in excess of 60 million inshell pounds of walnuts annually. During fiscal 2024, the Gustine facility shelled approximately 32 million inshell pounds of walnuts. The quantity of walnuts shelled will vary depending on the amount of inshell nuts purchased due to, among other things, commodity acquisition cost risk, the size and cost of the crop, the impact of international demand, and expected demand based on our current sales forecast.

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

Item 4 — Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for our annual meeting of stockholders to be held on October 30, 2024. Below are our executive officers as of August 21, 2024:

Jeffrey T. Sanfilippo, Chief Executive Officer, age 61 — Mr. Sanfilippo has been employed by us since May 1991 and in November 2006 was named our Chief Executive Officer. Mr. Sanfilippo served as our Executive Vice President Sales and Marketing from January 2001 to November 2006. He served as our Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of our Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995, and Mr. Sanfilippo served as Vice President Sales and Marketing from October 1995 to August 1999. Mr. Sanfilippo is responsible for overseeing our Sales, Marketing, Food Safety and Human Resource departments.

Frank S. Pellegrino, Chief Financial Officer, Executive Vice President, Finance and Administration, and Treasurer, age 50 — Mr. Pellegrino has been employed by us since January 2007. In August 2021, Mr. Pellegrino was promoted to Chief Financial Officer. In August 2020, Mr. Pellegrino was promoted to Executive Vice President, Finance and Administration. Mr. Pellegrino served as our Senior Vice President, Finance from August 2012 to August 2020 and, in August 2016, he was appointed Treasurer. Mr. Pellegrino served as Vice President Finance and Corporate Controller from January 2009 to August 2012. He served as Corporate Controller from September 2007 to January 2009 and as Director of Accounting from January 2007 to September 2007. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger, a business-to-business distributor. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP. Mr. Pellegrino is responsible for our Accounting, Finance, Treasury, Legal and Tax functions, our Information Technology, Contract Manufacturing and Customer Solutions departments and Investor Relations.

Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary, age 56 — Mr. Sanfilippo has been employed by us since February 1991. In November 2006, Mr. Sanfilippo was named our Chief Operating Officer and President and, in May 2007, Mr. Sanfilippo was named our Treasurer and held that position until January 2009. Mr. Sanfilippo served as our Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995 from 2001 to November 2006. Mr. Sanfilippo became a member of our Board of Directors in December 2003. He became our Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 to August 1999. Prior to that, Mr. Sanfilippo was the General Manager of our Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in our Financial Relations Department. Mr. Sanfilippo is responsible for overseeing our Plant Operations, as well as Commodity Procurement and Research and Development functions.

Julia A. Pronitcheva, Senior Vice President, Human Resources, age 48 — Ms. Pronitcheva has been employed by us since May 2011 when she started as our Benefits and Compensation Manager. In July 2013, she was promoted to Senior Total Rewards Manager. In August 2017, she was promoted to Human Resources Director. A year later, in June 2018, she was promoted to lead our Human Resources and Safety functions as Senior Human Resources Director. In January 2019, Ms. Pronitcheva was promoted to Vice President of Human Resources and in November 2022 to Senior Vice President of Human Resources. Previously, Ms. Pronitcheva was employed by Sheffield, Olson and McQueen, Inc., Uponor North America and SIRVA Worldwide Relocation & Moving Services. Ms. Pronitcheva is responsible for talent strategy and solutions that support employees and business objectives focused on growth and high-performing culture.

Michael J. Finn, Vice President, Corporate Controller, age 49 — Mr. Finn has been employed by us since November 2011 when he started as our Assistant Corporate Controller. In August 2021, Mr. Finn was promoted to Vice President, Corporate Controller, and in October 2021, he became the Principal Accounting Officer of the Company. In August 2018, Mr. Finn was promoted to Corporate Controller. He served as our Director, Financial Reporting and Tax from August 2014 to July 2018. Previously, Mr. Finn was Manager of External Reporting at Nalco Company. Prior to that, Mr. Finn was a Senior Manager in the Assurance Practice at BDO, LLP. Mr. Finn has been a Certified Public Accountant (CPA) since 2000. Mr. Finn is responsible for our Accounting, Financial Reporting, and Income Tax functions.

Gina M. Lakatos, Vice President, General Counsel and Secretary, age 41 — Ms. Lakatos has been employed by us since August 2022. Previously, she served as the Vice President, General Counsel and Secretary for Sears Hometown Stores. Prior to that, she served as the General Counsel and Chief Operating Officer for Element Health. Prior to her roles as in-house counsel, Ms. Lakatos was a litigator in private practice, representing and advising clients in a wide variety of cases, including in the areas of products liability, business and commercial disputes, and employment actions. Ms. Lakatos is responsible for our Legal and Compliance functions.

RELATIONSHIPS AMONG CERTAIN DIRECTORS AND EXECUTIVE OFFICERS

Below are the relationships among certain directors and executive officers as of August 21, 2024:

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

The graph below compares our cumulative five-year total stockholder return on our Common Stock with the cumulative total returns of the Russell 2000 Consumer Staples Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our Common Stock, in each index (with the reinvestment of all dividends) from June 27, 2019 to June 27, 2024.

* $100 invested on 6/27/19 in stock or 6/30/19 in index, including reinvestment of dividends.
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

As of August 21, 2024 there were 43 holders and 16 holders of record of our Common Stock and Class A Stock, respectively.

Under our Restated Certificate of Incorporation, the Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on our common equity. Our current financing agreements, as amended and restated on September 29, 2023, allow us to make up to four cash dividends or distributions of our stock in any fiscal year in an amount not to exceed $100 million in the aggregate per fiscal year. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Arrangements.”

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
•
On July 18, 2023 our Board of Directors declared an annual and special cash dividend of $0.80 and $1.20, respectively, that was paid to holders of Common Stock and Class A Stock on September 13, 2023.
•
On May 1, 2024 our Board of Directors declared a special cash dividend of $1.00 that was paid to holders of Common Stock and Class A Stock on June 20, 2024.
•
Subsequent to the end of fiscal 2024, the Board of Directors declared an annual and special cash dividend of $0.85 and $1.25, respectively, that will be paid to holders of our Common Stock and Class A Stock on September 11, 2024.

For purposes of the calculation of the aggregate market value of our voting stock held by non-affiliates as set forth on the cover page of this Report, we did not consider any of the siblings or spouses of Jasper B. Sanfilippo, Sr. or Mathias A. Valentine, or any of the lineal descendants of either Jasper B. Sanfilippo, Sr., Mathias A. Valentine or such siblings (other than those who are our executive officers, directors or those in the foregoing who have expressly formed a group within the meaning of Section 13(d)(3) of the Exchange Act) as an affiliate. See “Review of Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2024 Annual Meeting and “Relationships Among Certain Directors and Executive Officers” appearing immediately before Part II of this Report.

Securities Authorized under Equity Compensation Plans

The following table sets forth information as of June 27, 2024, with respect to equity securities authorized for issuance pursuant to equity compensation plans previously approved by our stockholders and equity compensation plans not previously approved by our stockholders.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column(a))
Equity compensation plans approved by stockholders — stock options	—	—	691,107
Equity compensation plans approved by stockholders — restricted stock units and restricted performance stock units	155,474	—	691,107
Equity compensation plans not approved by stockholders	—	—	—

Item 6 — Selected Financial Data

The following historical consolidated financial data as of and for the years ended June 27, 2024, June 29, 2023, June 30, 2022, June 24, 2021 and June 25, 2020 was derived from our consolidated financial statements. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The information below is not necessarily indicative of the results of future operations.

Consolidated Statement of Comprehensive Income Data: (dollars in thousands, except per share data)

	Year Ended
	June 27, 2024	June 29, 2023	June 30, 2022	June 24, 2021	June 25, 2020
Net sales	$1,066,783	$999,686	$955,868	$858,482	$880,092
Cost of sales	852,644	788,055	756,241	673,495	704,317
Gross profit	214,139	211,631	199,627	184,987	175,775
Selling and administrative expenses	128,952	121,407	112,190	99,809	97,228
Income from operations	85,187	90,224	87,437	85,178	78,547
Interest expense	2,549	2,159	1,921	1,441	2,005
Rental and miscellaneous expense, net	1,301	1,321	1,347	1,399	1,565
Pension expense (excluding service costs)	1,400	1,394	2,473	2,519	2,266
Income before income taxes	79,937	85,350	81,696	79,819	72,711
Income tax expense	19,688	22,493	19,909	20,078	18,601
Net income	$60,249	$62,857	$61,787	$59,741	$54,110
Basic earnings per common share	$5.19	$5.43	$5.36	$5.19	$4.72
Diluted earnings per common share	$5.15	$5.40	$5.33	$5.17	$4.69
Cash dividends declared per share	$3.00	$4.75	$3.00	$5.00	$6.00

Consolidated Balance Sheet Data: (dollars in thousands)

	June 27, 2024	June 29, 2023	June 30, 2022	June 24, 2021	June 25, 2020
Working capital	$168,145	$168,742	$160,402	$124,963	$126,703
Total assets	515,575	425,287	447,262	398,455	407,457
Long-term debt, less current maturities	6,365	7,102	7,774	10,855	14,730
Total debt	27,522	7,774	51,362	23,383	47,023
Stockholders’ equity	322,613	292,207	278,821	242,494	238,238

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). However, the fiscal year ended June 30, 2022 consisted of fifty-three weeks with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•
References herein to fiscal 2025 are to the fiscal year ending June 26, 2025.
•
References herein to fiscal 2024, fiscal 2023 and fiscal 2022 are to the fiscal years ended June 27, 2024, June 29, 2023 and June 30, 2022, respectively.

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names and under a variety of private brands. Additionally, with our acquisition of certain snack bar assets in the second quarter of fiscal 2024, and our internally developed nutrition bar products, we offer our private brand customers a complete portfolio of snack bars. We market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including nutrition bars, snack bars, peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks, other sesame snack products and baked cheese snack products under our brand names, including Just the Cheese, and under private brands. We distribute our products in the consumer, commercial ingredients and contract manufacturing distribution channels.

Our Long-Range Plan defines our future growth priorities. The Long-Range Plan focuses on growing our private brand business across key customers, as well as transforming Fisher, Orchard Valley Harvest and Squirrel Brand into leading brands while increasing distribution and diversifying our portfolio into high growth snacking segments. We will execute on our Long-Range Plan by providing private brand customer value-added solutions based on our extensive industry and consumer expertise with innovative products such as our newly developed product line of private brand nutrition bars which we introduced during fiscal 2023, and expanding our snack bar capabilities. We will grow our branded business by reaching new consumers via product expansion and packaging innovation, expanding distribution across current and alternative channels, diversifying our product offerings and focusing on new ways for consumers to buy our products, including sales via e-commerce platforms. Our Long-Range Plan also contemplates increasing our sales through product innovation and targeted, opportunistic acquisitions, such as our acquisition of the Just the Cheese brand completed during fiscal 2023 and our acquisition of certain snack bar assets from Seller in September 2023. The assets acquired from Seller included inventory, a manufacturing facility and related equipment located in Lakeville, Minnesota, and product formulas (the “Lakeville Acquisition”). The Lakeville Acquisition expanded our ability to produce private brand snack bars and allows us to provide our private brand customers with a complete snack bar portfolio.

We will continue to focus our promotional and advertising activity to invest in our brands to achieve growth. We intend to execute on an omnichannel approach to win in key categories including recipe nuts, snack nuts, trail mix, snack bars and other snacking categories. We continue to see e-commerce growth across our branded portfolio and anticipate taking various actions with the goal of maintaining that growth across a variety of established and emerging e-commerce platforms. We continue to face the ongoing challenges and/or regulations specific to our business, such as food safety and regulatory matters, the maintenance and growth of our customer base for branded and private brand products and varying consumer demand for nut and nut-related products and snack bars in a challenging snack food environment.

Inflation and Consumer Trends

We face changing industry trends as consumers' purchasing preferences evolve. Due to the continued inflationary environment, we have seen higher selling prices at retail which recently have started to moderate for some products and decrease for other products. These higher prices across our categories and the broader food market, coupled with an actual or potential economic downturn and tightening of consumer finances due to inflation, reduced government support through programs such as SNAP or a variety of other macroeconomic reasons, are causing consumers to purchase fewer snack products. We have seen this through the decline in the recipe, snack nut and snack bar categories since fiscal 2023 and during fiscal 2024, as consumers shift their preferences to private brands or lower priced nuts or snack bars or purchase snack products outside the snack nut, trail mix and snack bar categories. With the inflationary environment, we are also seeing signs of consumers shifting to more value-focused retailers, such as mass merchandising retailers, club stores and dollar stores, not all of which we distribute or sell to. We have responded by focusing on our strengths, including our knowledge of the snack and trail nut categories, product innovation and judicious use of trade spending and pricing actions.

Supply Chain and Transportation

In fiscal 2024 we faced periodic supply chain challenges related to certain raw material shortages, extended lead-times, supplier capacity constraints and inflationary pressures. While we do not have direct exposure to suppliers in Russia, Ukraine or Israel, the conflicts in these regions could continue to result in volatile commodity markets, supply chain disruptions and increased costs. Global supply chain pressures have eased compared to fiscal 2023, but we continue to see negative impacts related to macro-economics, geo-political unrest, growing political instability and climate-related events. Overall packaging and ingredient inflation appears to be leveling off compared to fiscal 2023 but is expected to remain above historical levels.

While we have seen stabilization in truckload capacity and volume at U.S. ports and improvements with driver hiring, there are still warehouse and dock staff shortages and fuel and energy concerns due to continued unrest abroad coupled with persistent inflation. Freight rates decreased in fiscal 2024 and fuel costs stabilized. We have seen continued trucking company bankruptcies which may cause continued instability in the transportation industry in fiscal 2025 as capacity outweighs demand. While there are indicators of transportation cost improvement, and despite our mitigation of some of the transportation shortages, we may continue to face an unpredictable transportation environment. There is no guarantee that our mitigation strategies will continue to be effective, that any transportation capacity easing will continue or that transportation prices will return to more normalized levels.

Our most significant ingredient requirements include cocoa products, dried fruits, sweeteners, vegetable oils, oats, flour and dairy. Many of these materials and costs are subject to price fluctuations from several factors, including fluctuating commodity markets, market conditions, demand for raw materials, weather, growing and harvesting conditions, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), and on-going political instability and other factors beyond our control.

We have remained agile by proactively identifying risks, modifying inventory plans and diversifying our supplier base to mitigate risk of customer order shortages and maintain our supply chain. We continue to proactively manage our business in response to the evolving global economic environment and related uncertainty and intend to take steps to mitigate impacts to our supply chain. If these supply chain pressures continue, or we cannot obtain the transportation and labor services needed to fulfill customer orders, such shortages and supply chain issues could have an unfavorable impact on net sales and our operations in fiscal 2025. Furthermore, record cocoa prices have been fueled by speculation of a short crop in calendar 2024. Unprecedented high cocoa prices have led to a volatile market and will continue in fiscal 2025. Cocoa production was down significantly in Ghana and Ivory Coast due to a combination of inclement weather and crop disease. Despite higher cocoa prices, consumption remained strong, leading to predictions of a large production deficit. Additionally, as costs increase due to these issues or due to overall inflationary pressures, there is an additional risk of not being able to pass (in part or in full) such potential cost increases onto our customers or in a timely manner. If we cannot align costs with prices for our products, our operating performance could be adversely impacted.

Climate Change Impacts

Climate change may have a long-term adverse impact on our business and results of operations. Global average temperatures are gradually increasing due to increased concentration of carbon dioxide and other greenhouse gases, which is projected to contribute to significant changes in global weather patterns, an increase in severity of natural disasters, and changes in agricultural productivity adding to price volatility. Changing weather patterns may limit the availability or increase the cost of natural resources and commodities, including cocoa, grains, sweeteners, and vegetable oils used to manufacture our products.

Similar to other commodity dependent businesses, extreme weather events from climate change can have an unfavorable impact on our business. Floods, hurricanes, wildfires, tornadoes, blizzards, droughts, mudslides, poor air quality and extreme temperatures can affect our ability to obtain adequate (or acceptable quality) inputs, including fruit and nut materials, and our ability to manufacture products in our facilities. These extreme weather events can also have an adverse impact on the transportation industry and supply chains upon which we rely. Climate change can also result in unfavorable impacts that are unique to our business, especially for normal crop development. Below are some examples of essential weather conditions that must be present for normal development of the crops from which we derive the major raw materials we use in our products.

•
Almonds, pecans and walnuts require a minimum of approximately 200, 250 and 700 chilling hours, respectively, during the winter to allow for an adequate amount of dormancy time so the trees can rest.
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

Annual Highlights

•
Our net sales for fiscal 2024 increased $67.1 million, or 6.7%, to $1,066.8 million compared to fiscal 2023.
•
Gross profit increased $2.5 million, while our gross profit margin, as a percentage of net sales, decreased to 20.1% in fiscal 2024 from 21.2% in fiscal 2023.
•
Total operating expenses for fiscal 2024 increased $7.5 million, or 6.2%, to $129.0 million. Operating expenses, as a percentage of net sales, was 12.1% of net sales in both fiscal 2024 and fiscal 2023.
•
Diluted earnings per share decreased approximately 4.6% compared to last fiscal 2023.
•
Our strong financial position allowed us to pay cash dividends totaling $34.8 million during fiscal 2024.
•
The total value of inventories on hand at the end of fiscal 2024 increased $23.6 million, or 13.7%, in comparison to the total value of inventories on hand at the end of fiscal 2023. This increase is primarily due to $21.8 million of additional inventory associated with the Lakeville acquisition. We have seen acquisition costs for all major tree nuts except walnuts decrease in the 2023 crop year (which falls into our 2024 fiscal year).

Results of Operations

The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2024 to fiscal 2023 and from fiscal 2023 to fiscal 2022.

	Percentage of Net Sales			Percentage Change
	Fiscal 2024	Fiscal 2023	Fiscal 2022	Fiscal 2024 vs. 2023	Fiscal 2023 vs. 2022
Net sales	100.0%	100.0%	100.0%	6.7%	4.6%
Gross profit	20.1	21.2	20.9	1.2	6.0
Selling expenses	7.8	7.7	8.0	7.7	(0.1)
Administrative expenses	4.5	4.5	3.9	8.7	18.4

Fiscal 2024 Compared to Fiscal 2023

Net Sales

Our net sales increased 6.7% to $1,066.8 million for fiscal 2024 from $999.7 million for fiscal 2023. The increase in net sales was primarily due to the Lakeville Acquisition, which closed on the first day of our second quarter and increased net sales by approximately $119.8 million. Sales volume, which is defined as pounds sold to customers, increased 12.3%, also due to the Lakeville Acquisition. The Lakeville Acquisition increased our sales volume by 48.5 million pounds, or 15.7%, over fiscal 2023. Excluding the impact of the Lakeville Acquisition, net sales decreased 5.3% to $946.9 million, which was primarily attributable to a 3.3% decline in sales volume. In addition to the decline in sales volume, a 2.0% decrease in weighted average selling price per pound also contributed to the decline in net sales, primarily from decreased selling prices.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments from gross sales to net sales, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2024	Fiscal 2023
Peanuts & Peanut Butter	17.9%	19.0%
Pecans	9.1	11.4
Cashews & Mixed Nuts	18.2	20.7
Walnuts	4.4	5.6
Almonds	7.8	8.8
Trail & Snack Mixes	24.8	27.2
Snack Bars	11.4	0.4
Other	6.4	6.9
Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2024	Fiscal 2024 Percent of Total	Fiscal 2023	Fiscal 2023 Percent of Total	$ Change	Fiscal 2024 to Fiscal 2023 Percent Change
Consumer (1)	$872,283	81.7%	$785,646	78.6%	$86,637	11.0%
Commercial Ingredients	110,483	10.4	123,094	12.3	(12,611)	(10.2)
Contract Manufacturing	84,017	7.9	90,946	9.1	(6,929)	(7.6)
Total	$1,066,783	100.0%	$999,686	100.0%	$67,097	6.7%

(1)
Sales of branded products were approximately 18% and 21% of total consumer channel sales during fiscal 2024 and 2023, respectively. Fisher branded products were approximately 62% and 64% of branded sales during fiscal 2024 and 2023, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased $86.6 million, or 11.0%, and sales volume increased 18.0% in fiscal 2024 compared to fiscal 2023 primarily due the Lakeville Acquisition. Excluding the Lakeville Acquisition, net sales decreased $29.7 million, or 3.8%, and sales volume decreased 1.7%. Private brand sales volume increased 22.0% driven by the Lakeville Acquisition. Excluding the Lakeville Acquisition, private brand sales volume decreased 1.4% due to decreased consumer spending at two mass merchandising retailers. These sales volume decreases were partially offset by increased distribution of seasonal items at a grocery store retailer. Sales volume of Fisher recipe nuts decreased 9.1% due to lower customer demand across mass merchandising and grocery store retailers and less merchandising activity at several grocery store retailers. Sales volume of Fisher snack nuts decreased 14.0% due to lost distribution as a mass merchandising retailer and decreased sales volume at several grocery store retailers which was partially offset by an increase in e-commerce sales volume. Sales volume of Southern Style Nuts decreased 20.2% due to reduced distribution and fewer promotional programs at a club store customer. The above decreases in sales volume were partially offset by a 9.0% increase in sales volume for Orchard Valley Harvest primarily due to enhanced distribution at a major customer in the non-food sector and new rotational distribution at a club store customer.

Net sales in the commercial ingredients distribution channel decreased 10.2% in dollars and sales volume decreased 1.9% in fiscal 2024 compared to fiscal 2023. Excluding the Lakeville Acquisition, sales volume decreased 3.2% due to competitive pricing pressure coupled with non-recurring peanut butter sales at a foodservice distributor that occurred in fiscal 2023 and a 5.8% decrease in sales volume of peanut crushing stock to peanut oil processors due to reduced peanut shelling.

Net sales in the contract manufacturing distribution channel decreased 7.6% in dollars and sales volume decreased 6.2% in fiscal 2024 compared to fiscal 2023 primarily due to decreased peanut distribution by a major customer due to decreased consumer demand. Partially offsetting the sales volume decrease was an increase in granola processed in our Lakeville facility for a major customer. Excluding this granola volume, net sales decreased 10.5% and sales volume decreased 15.1%.

Gross Profit

Gross profit increased 1.2% to $214.1 million in fiscal 2024 from $211.6 million in fiscal 2023. Excluding the Lakeville Acquisition, gross profit decreased approximately 0.4%, or $0.9 million. The decrease in gross profit was mainly due to decreased selling prices and reduced sales volume. Our gross profit margin, as a percentage of sales, decreased to 20.1% for fiscal 2024 from 21.2% for fiscal 2023 due to the higher net sales base from the Lakeville Acquisition, which was partially offset by lower commodity acquisition costs for all major tree nuts.

Operating Expenses

Total operating expenses for fiscal 2024 increased $7.5 million to $129.0 million. Operating expenses as a percent of net sales were 12.1% for both fiscal 2024 and fiscal 2023. The increase is net of the $2.2 million net gain on bargain purchase that occurred in the second quarter of fiscal 2024 due to the Lakeville Acquisition.

Selling expenses for fiscal 2024 were $82.7 million, an increase of $5.9 million, or 7.7%, over the amount recorded for fiscal 2023. The increase was driven primarily by a $2.2 million increase in advertising and consumer insight research expense, a $2.1 million increase in compensation-related expenses, a $1.7 million increase in outside distribution expense, which was primarily due to the Lakeville Acquisition, and an increase in consulting expenses of $0.4 million. These increases were offset by a $0.5 million decrease in freight expense due to lower freight rates.

Administrative expenses for fiscal 2024 were $48.5 million, an increase of $3.9 million, or 8.7%, from the amount recorded for fiscal 2023. The increase was due to a $4.3 million increase in compensation-related expenses and an increase in charitable food donations of $0.8 million. These increases were partially offset by a $1.0 million loss on equity investment in fiscal 2023 that did not recur in fiscal 2024.

Income from Operations

Due to the factors discussed above, income from operations was $85.2 million, or 8.0% of net sales, for fiscal 2024, compared to $90.2 million, or 9.0% of net sales, for fiscal 2023.

Interest Expense

Interest expense was $2.5 million for fiscal 2024 compared to $2.2 million for fiscal 2023. The increase in interest expense was due to higher average debt levels, primarily due to the Lakeville Acquisition.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $1.3 million for both fiscal 2024 and fiscal 2023.

Pension Expense (Excluding Service Costs)

Pension expense (excluding service costs) was $1.4 million for both fiscal 2024 and fiscal 2023.

Income Tax Expense

Income tax expense was $19.7 million, or 24.6% of income before income taxes (the "Effective Tax Rate"), for fiscal 2024 compared to $22.5 million, or 26.4% of income before income taxes, for fiscal 2023 due to a decrease in state income tax expense.

Net Income

Net income was $60.2 million, or $5.19 per common share basic and $5.15 per common share diluted, for fiscal 2024, compared to $62.9 million, or $5.43 per common share basic and $5.40 per common share diluted, for fiscal 2023, due to the factors discussed above.

Fiscal 2023 Compared to Fiscal 2022

The discussion of our results of operations for the fiscal year ended June 29, 2023 compared to the fiscal year ended June 30, 2022 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 29, 2023 and such discussion is incorporated by reference herein.

Liquidity and Capital Resources

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Long-Range Plan through growing our branded and private brand programs, consummate and integrate business acquisitions, return cash to our stockholders through dividends, repay indebtedness and pay amounts owed under the Retirement Plan. Also, various uncertainties, including cost uncertainties, could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products, increase consumer insight capabilities and promotional efforts, reinvest in the Company through capital expenditures, develop new products, pay cash dividends, consummate strategic investments and business acquisitions, such as the Lakeville Acquisition and the acquisition of the Just the Cheese brand in fiscal 2023, and explore other growth strategies outlined in our Long-Range Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the last two fiscal years (dollars in thousands):

	June 27, 2024	June 29, 2023	2024 to 2023 $ Change
Operating activities	$101,673	$124,655	$(22,982)
Investing activities	(87,349)	(24,287)	(63,062)
Financing activities	(15,788)	(98,835)	83,047
Total change in cash	$(1,464)	$1,533	$(2,997)

Operating Activities. Net cash provided by operating activities was $101.7 million in fiscal 2024, a decrease of $23.0 million compared to fiscal 2023. The decrease in operating cash flow was due to changes in working capital, primarily for inventory compared to fiscal 2023. Net of the Lakeville Acquisition, inventory decreased $11.9 million in fiscal 2024 compared to a $32.2 million decrease in inventories in fiscal 2023.

Total inventories were $196.6 million at June 27, 2024, an increase of $23.6 million, or 13.7%, from the inventory balance at June 29, 2023. The increase was primarily due to the $21.8 million of additional inventory associated with the Lakeville Acquisition, higher quantities of inshell pecans and walnuts on hand, and higher commodity acquisition costs for walnuts. This increase was partially offset by lower quantities of finished goods and pecan meats and lower quantities and commodity acquisition costs for peanuts and cashews.

Raw nut and dried fruit input stocks, some of which are classified as work in process, increased 9.6 million pounds, or 19.4%, at June 27, 2024 compared to June 29, 2023. This increase was due to higher quantities of walnuts and pecans on hand due to increased procurement from a larger crop combined with softness in demand. The weighted average cost per pound of raw nut and dried fruit input stocks on hand at the end of fiscal 2024 decreased by 9.2% compared to the end of fiscal 2023, primarily due to higher quantities of inshell walnuts and pecans.

As of June 27, 2024, there are known purchase obligations of $256.3 million which are expected to be settled during fiscal 2025. These purchase obligations primarily represent inventory purchase commitments; however, these amounts exclude purchase commitments under walnut purchase agreements due to the uncertainty of pricing and quantity.

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

Investing Activities. Cash used in investing activities was $87.3 million in fiscal 2024. The Lakeville Acquisition net purchase price was $59.0 million. Capital expenditures accounted for a $28.3 million use of cash in fiscal 2024.

Cash used in investing activities was $24.3 million in fiscal 2023. Capital expenditures accounted for a $20.7 million use of cash in fiscal 2023. The $3.5 million purchase price for the acquisition of the Just the Cheese brand also contributed to the increase in cash used for investing activities.

We expect total capital expenditures for equipment purchases and upgrades for fiscal 2025 to be approximately $31.0 million. This includes all capital expenditures needed for our newly leased facility in Huntley, Illinois, facility maintenance, food safety enhancements and expansion needs for our snack bar business. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for capital expenditures.

Financing Activities. Cash used in financing activities was $15.8 million during fiscal 2024. We paid dividends totaling $34.8 million in fiscal 2024. We repaid $0.7 million of long-term debt during fiscal 2024. Partially offsetting this use of cash was a net increase in borrowings outstanding under our Credit Facility of $20.4 million during fiscal 2024 primarily due to the Lakeville Acquisition. See Note 7 — “Revolving Credit Facility” and Note 8 — “Long-Term Debt” of the Notes to Consolidated Financial Statements for additional information and future maturities.

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

On May 8, 2023, we entered into the First Amendment to our Amended and Restated Credit Agreement (the “First Amendment”), which replaced the London interbank offered rate (“LIBOR”) interest rate option with the Secured Overnight Financing Rate (“SOFR”). The First Amendment updated the accrued interest rate to a rate based on SOFR plus an applicable margin based upon the borrowing base calculation, ranging from 1.35% to 1.85%.

On September 29, 2023, we entered into the Second Amendment to our Amended and Restated Credit Agreement (the “Second Amendment”), which (among other things) increased the amount available to borrow under the Credit Facility to $150.0 million extended the maturity date to September 29, 2028 and allows the Company to pay up to $100 million in dividends per year, subject to meeting availability tests.

At our election, borrowings under the Credit Facility currently accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under the borrowing base calculation, ranging from 0.25% to 0.75% or (ii) a rate based upon SOFR plus an applicable margin.

The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility. As of June 27, 2024, we were in compliance with all covenants under the Credit Facility, and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At June 27, 2024, we had $124.4 million of available credit under the Credit Facility. If this entire amount were borrowed at June 27, 2024, we would still be in compliance with all restrictive covenants under the Credit Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of June 27, 2024, $7.1 million of the debt obligation was outstanding.

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

The most significant assumption for pension plan accounting is the discount rate. We select a discount rate each year (as of our fiscal year end measurement date) for our plan based upon a hypothetical corporate bond portfolio for which the cash flows match the year-by-year projected benefit cash flows for our pension plan. The hypothetical bond portfolio is comprised of high-quality fixed income debt securities (usually Moody’s Aa3 or higher) available at the measurement date. Based on this information, the discount rate selected by us for determination of pension expense was 5.12% for fiscal 2024, 4.68% for fiscal 2023, and 2.89% for fiscal 2022. A 25-basis point increase or decrease in our discount rate assumption for fiscal 2024 would have resulted in an immaterial change in our pension expense for fiscal 2024. For our year end pension obligation determination, we selected discount rates of 5.45% and 5.12% for fiscal years 2024 and 2023, respectively.

Recent Accounting Pronouncements

Refer to Note 1 — “Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K, and in the Chief Executive Officer’s letter to stockholders accompanying the Annual Report on Form 10-K delivered to stockholders, that are not historical (including statements concerning our expectations regarding market risk) are “forward-looking statements.” These forward-looking statements may be followed (and therefore identified) by a cross reference to Part I, Item 1A — “Risk Factors” or may be otherwise identified by the use of forward-looking words and phrases such as “will”, “anticipates”, “intends”, “may”, “believes”, “should” and “expects”, and they are based on our current expectations or beliefs concerning future events and involve risks and uncertainties. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. We caution that such statements are qualified by important factors, including the factors described in Part I, Item 1A — “Risk Factors” and other factors, risks and uncertainties that are beyond our control, that could cause results to differ materially from our current expectations and/or those in the forward-looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and other factors, risk, uncertainties and events which may be further subject to circumstances beyond our control. Consequently, results actually achieved may differ materially from the expected results included in these statements.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of changes in interest rates, commodity prices of raw material purchases and foreign exchange. We have not entered into any arrangements to hedge against changes in market interest rates, commodity prices or foreign currency fluctuations.

We are unable to engage in hedging activity related to commodity prices, because there are no established futures markets for nuts; therefore, we can only attempt to pass on the commodity cost increases in the form of price increases to our customers. A hypothetical 1% increase in material costs, without a corresponding price increase, would have decreased gross profit approximately $6.1 million for fiscal 2024. See Part I, Item 1A — “Risk Factors” for a further discussion of the risks and uncertainties related to commodity prices of raw materials and the impact thereof on our business.

Approximately 28% of the dollar value of our total nut purchases for fiscal 2024 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country from where the nuts are purchased, or to other major foreign currencies such as the euro.

We are exposed to interest rate risk on our Credit Facility, our only variable rate credit facility, because we have not entered into any hedging instruments which fix the floating rate or offset an increase in the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had approximately a $0.2 million impact on our net income and cash flows from operating activities for fiscal 2024.

Item 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of John B. Sanfilippo & Son, Inc. and its subsidiaries (the “Company”) as of June 27, 2024 and June 29, 2023, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended June 27, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 27, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 27, 2024 and June 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of the Projected Benefit Obligation related to the Supplemental Employee Retirement Plan (SERP)

As described in Note 15 to the consolidated financial statements, the Company’s projected benefit obligation related to the SERP is $26.9 million as of June 27, 2024. The SERP is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. Benefits paid to retirees are based on age at retirement, years of credited service, and average compensation. The most significant assumption related to the Company’s SERP is the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future.

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

August 21, 2024

We have served as the Company’s auditor since 1982.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 27, 2024 and June 29, 2023

(dollars in thousands, except share and per share amounts)

	June 27, 2024	June 29, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$484	$1,948
Accounts receivable, less allowance for doubtful accounts of $318 and $283, respectively	84,960	72,734
Inventories	196,563	172,936
Prepaid expenses and other current assets	12,078	6,812
TOTAL CURRENT ASSETS	294,085	254,430
PROPERTY, PLANT AND EQUIPMENT:
Land	13,365	9,150
Buildings	115,517	104,150
Machinery and equipment	295,599	261,706
Furniture and leasehold improvements	5,423	5,275
Vehicles	912	729
Construction in progress	7,569	7,123
	438,385	388,133
Less: Accumulated depreciation	287,168	267,336
	151,217	120,797
Rental investment property, less accumulated depreciation of $15,246 and $14,439, respectively	13,877	14,684
TOTAL PROPERTY, PLANT AND EQUIPMENT	165,094	135,481
OTHER LONG TERM ASSETS:
Intangible assets, net	5,822	6,658
Deferred income taxes	3,130	3,592
Goodwill	11,750	11,750
Operating lease right-of-use assets	27,404	6,427
Other assets	8,290	6,949
TOTAL ASSETS	$515,575	$425,287

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 27, 2024 and June 29, 2023

(dollars in thousands, except share and per share amounts)

	June 27, 2024	June 29, 2023
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$20,420	$—
Current maturities of related party long-term debt, net	737	672
Accounts payable	53,436	42,680
Bank overdraft	545	285
Accrued payroll and related benefits	35,601	27,572
Other accrued expenses	15,201	14,479
TOTAL CURRENT LIABILITIES	125,940	85,688
LONG-TERM LIABILITIES:
Long-term related party debt, less current maturities, net	6,365	7,102
Retirement plan	26,154	26,653
Long-term operating lease liabilities, net of current portion	24,877	4,771
Long-term workers' compensation liabilities	7,673	7,321
Other	1,953	1,545
TOTAL LONG-TERM LIABILITIES	67,022	47,392
TOTAL LIABILITIES	192,962	133,080
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 9,123,938 and 9,076,326 shares issued, respectively	91	91
Capital in excess of par value	135,691	131,986
Retained earnings	186,965	161,512
Accumulated other comprehensive income (loss)	1,044	(204)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)
TOTAL STOCKHOLDERS’ EQUITY	322,613	292,207
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$515,575	$425,287

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended June 27, 2024, June 29, 2023 and June 30, 2022

(dollars in thousands, except share and per share amounts)

	Year Ended June 27, 2024 (52 Weeks)	Year Ended June 29, 2023 (52 Weeks)	Year Ended June 30, 2022 (53 Weeks)
Net sales	$1,066,783	$999,686	$955,868
Cost of sales	852,644	788,055	756,241
Gross profit	214,139	211,631	199,627
Operating expenses:
Selling expenses	82,694	76,803	76,882
Administrative expenses	48,484	44,604	37,657
Bargain purchase gain, net	(2,226)	—	—
Gain on sale of facility, net	—	—	(2,349)
Total operating expenses	128,952	121,407	112,190
Income from operations	85,187	90,224	87,437
Other expense:
Interest expense including $691, $750 and $788 to related parties, respectively	2,549	2,159	1,921
Rental and miscellaneous expense, net	1,301	1,321	1,347
Pension expense (excluding service costs)	1,400	1,394	2,473
Total other expense, net	5,250	4,874	5,741
Income before income taxes	79,937	85,350	81,696
Income tax expense	19,688	22,493	19,909
Net income	60,249	62,857	61,787
Other comprehensive income, net of tax:
Amortization of actuarial loss included in net periodic pension cost	—	21	1,077
Net actuarial gain arising during the period	1,248	2,255	5,468
Other comprehensive income, net of tax	1,248	2,276	6,545
Comprehensive income	$61,497	$65,133	$68,332
Net income per common share — basic	$5.19	$5.43	$5.36
Net income per common share — diluted	$5.15	$5.40	$5.33
Cash dividends declared per share	$3.00	$4.75	$3.00
Weighted average shares outstanding — basic	11,615,255	11,576,852	11,537,699
Weighted average shares outstanding — diluted	11,687,546	11,642,046	11,593,949

The accompanying notes are an integral part of these consolidated financial statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended June 27, 2024, June 29, 2023 and June 30, 2022

(dollars in thousands, except per share amounts)

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Loss (Income)	Stock	Total
Balance, June 24, 2021	2,597,426	$26	8,988,812	$90	$126,271	$126,336	$(9,025)	$(1,204)	242,494
Net income						61,787			61,787
Cash dividends ($3.00 per common share)						(34,534)			(34,534)
Pension liability amortization, net of income tax expense of $378							1,077		1,077
Pension liability adjustment, net of income tax benefit of $1,922							5,468		5,468
Equity award exercises, net of shares withheld for employee taxes			58,547	—	(1,036)				(1,036)
Stock-based compensation expense					3,565				3,565
Balance, June 30, 2022	2,597,426	$26	9,047,359	$90	$128,800	$153,589	$(2,480)	$(1,204)	$278,821
Net income						62,857			62,857
Cash dividends ($4.75 per common share)						(54,934)			(54,934)
Pension liability amortization, net of income tax expense of $7							21		21
Pension liability adjustment, net of income tax expense of $752							2,255		2,255
Equity award exercises, net of shares withheld for employee taxes			28,967	1	(379)				(378)
Stock-based compensation expense					3,565				3,565
Balance, June 29, 2023	2,597,426	$26	9,076,326	$91	$131,986	$161,512	$(204)	$(1,204)	$292,207
Net income						60,249			60,249
Cash dividends ($3.00 per common share)						(34,796)			(34,796)
Pension liability adjustment, net of income tax expense of $415							1,248		1,248
Equity award exercises, net of shares withheld for employee taxes			47,612	—	(684)				(684)
Stock-based compensation expense					4,389				4,389
Balance, June 27, 2024	2,597,426	$26	9,123,938	$91	$135,691	$186,965	$1,044	$(1,204)	$322,613

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 27, 2024, June 29, 2023 and June 30, 2022

(dollars in thousands)

	Year Ended June 27, 2024 (52 Weeks)	Year Ended June 29, 2023 (52 Weeks)	Year Ended June 30, 2022 (53 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,249	$62,857	$61,787
Depreciation and amortization	24,581	20,513	18,286
Amortization of operating lease right-of-use assets	2,023	1,625	1,425
Loss (gain) on disposition of properties, net	558	281	(1,753)
Deferred income tax (benefit) expense	(704)	(1,115)	551
Stock-based compensation expense	4,389	3,565	3,565
Bargain purchase gain, net	(2,226)	—	—
Loss on previously held equity interest	—	1,000	—
Change in assets and liabilities, net of Acquisitions:
Accounts receivable, net	(12,106)	(3,123)	(3,277)
Inventories	11,873	32,159	(56,857)
Prepaid expenses and other current assets	(4,216)	1,471	285
Accounts payable	10,558	(5,036)	(94)
Accrued expenses	8,407	9,946	(4,696)
Income taxes receivable/payable	(1,944)	(104)	(1,841)
Other long-term liabilities	(896)	(162)	(1,153)
Other long-term assets	(59)	(529)	564
Other, net	1,186	1,307	2,812
Net cash provided by operating activities	101,673	124,655	19,604
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(28,312)	(20,732)	(17,754)
Business acquisitions, net	(58,974)	(3,500)	—
Proceeds from dispositions of assets, net	2	1	3,950
Proceeds from the sale of life insurance policies	—	—	3,225
Other, net	(65)	(56)	(797)
Net cash used in investing activities	(87,349)	(24,287)	(11,376)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings (repayments)	20,420	(40,439)	31,786
Principal payments on long-term debt	(672)	(3,154)	(3,822)
Increase (decrease) in bank overdraft	260	71	(879)
Dividends paid	(34,796)	(54,934)	(34,534)
Debt issue costs	(316)	—	—
Taxes paid related to net share settlement of equity awards	(684)	(379)	(1,036)
Net cash used in financing activities	(15,788)	(98,835)	(8,485)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,464)	1,533	(257)
Cash and cash equivalents, beginning of period	1,948	415	672
Cash and cash equivalents, end of period	$484	$1,948	$415
Supplemental disclosures of cash flow information:
Interest paid	$2,370	$2,116	$1,742
Income taxes paid, excluding refunds of $227, $120 and $139, respectively	22,214	23,427	21,278

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

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names and under a variety of private brands. Additionally, with our acquisition of certain snack bar assets from TreeHouse Foods, Inc. (“Seller”) in the second quarter of fiscal 2024, and our internally developed nutrition bar products, we offer our private brand customers a complete portfolio of snack bars. We market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including nutrition bars, snack bars, peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks, other sesame snack products and baked cheese snack products under our brand names, including Just the Cheese, and under private brands. Our products are sold through three primary distribution channels, including food retailers in the consumer channel, commercial ingredient users and contract manufacturing customers.

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

Inventories

Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts, dried fruit, processed and packaged nut products, snack bars and nutrition bars, are stated at the lower of cost (first-in, first-out) and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventory costs are reviewed at least quarterly. Fluctuations in the market price of pecans, peanuts, walnuts, almonds, cashews and other nuts and ingredients may affect the value of inventory, gross profit and gross profit margin. When net realizable values move below costs, we record adjustments to write down the carrying values of inventories to the lower of cost (first-in, first-out) and net realizable value. The results of our shelling process can also result in changes to inventory costs, such as adjustments made pursuant to actual versus expected crop yields. We maintain significant inventories of bulk-stored inshell pecans, peanuts and walnuts. Quantities of inshell bulk-stored nuts are determined based on our inventory systems and are subject to quarterly physical verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen-month period, at which time revisions to any estimates, which historically averaged less than 1.0% of inventory purchases, are also recorded.

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

Depreciation expense for the last three fiscal years is as follows:

	Year Ended June 27, 2024	Year Ended June 29, 2023	Year Ended June 30, 2022
Depreciation expense	$22,895	$18,746	$16,390

Cost is depreciated using the straight-line method over the following estimated useful lives:

Classification	Estimated Useful Lives
Buildings	10 to 30 years
Machinery and equipment	5 to 10 years
Furniture and leasehold improvements	5 to 10 years
Vehicles	3 to 5 years
Computers and software	3 to 10 years

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

Segment Reporting

We operate in a single reporting unit and operating segment that consists of selling various nut and nut related products and snack bars through three distribution channels.

Valuation of Long-Lived Assets and Other Intangible Assets

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

Intangible assets are initially recorded at fair value in business acquisitions, which include customer relationships, brand names, formulas and non-compete agreements and are amortized over their estimated useful lives. Certain assets are amortized on a accelerated basis based on the timing of expected future benefits.

See Note 6 — “Goodwill and Intangible Assets” below for additional information.

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

Under the goodwill qualitative assessment, various events and circumstances that would affect the estimated fair value of our single reporting unit are identified (similar to impairment indicators above). During fiscal 2024, we performed a qualitative impairment test which showed no indicators of goodwill impairment.

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

The carrying values of cash, cash equivalents, trade accounts receivable and accounts payable approximate their fair values at June 27, 2024 and June 29, 2023 because of the short-term maturities and nature of these balances.

The carrying value of our Credit Facility (as defined in Note 7 — “Revolving Credit Facility” below) borrowings approximates fair value at June 27, 2024 because interest rates on this instrument approximate current market rates (Level 2 criteria), the short-term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	June 27, 2024	June 29, 2023
Carrying value of current and long-term debt:	$7,102	$7,774
Fair value of current and long-term debt:	6,496	7,421

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

Significant Customers and Concentration of Credit Risk

The highly competitive nature of our business provides an environment for the loss of customers and the opportunity to gain new customers. We are subject to concentrations of credit risk, primarily in trade accounts receivable, and we attempt to mitigate this risk through our credit evaluation process, collection terms and through geographical dispersion of sales. Sales to two customers exceeded 10% of net sales during fiscal 2024, fiscal 2023 and fiscal 2022. In total, sales to these two customers represented approximately 52%, 51% and 49% of our net sales in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. In total, net accounts receivable from these customers were 47% and 45% of net accounts receivable at June 27, 2024 and June 29, 2023, respectively.

Marketing and Advertising Costs

Marketing and advertising costs, including consumer insight research and related consulting expenses, are incurred to promote and support branded products primarily in the consumer distribution channel. These costs are generally expensed as incurred, recorded in selling expenses and were as follows for the last three fiscal years:

	Year Ended June 27, 2024	Year Ended June 29, 2023	Year Ended June 30, 2022
Marketing and advertising expense	$15,705	$13,947	$13,964

Shipping and Handling Costs

Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. Shipping and handling costs for the last three fiscal years were as follows:

	Year Ended June 27, 2024	Year Ended June 29, 2023	Year Ended June 30, 2022
Shipping and handling costs	$32,460	$30,918	$33,851

Research and Development Expenses

Research and development expense represents the cost of our research and development personnel and their related expenses and is charged to selling expenses as incurred. Research and development expenses for the last three fiscal years were as follows:

	Year Ended June 27, 2024	Year Ended June 29, 2023	Year Ended June 30, 2022
Research and development expense	$3,621	$3,362	$2,833

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of ASC Topic 718, Compensation — Stock Compensation, by calculating compensation cost based on the grant date fair value. We then amortize compensation expense over the vesting period. The grant date fair value of restricted stock units (“RSUs”) and performance share units (“PSUs”) is generally determined based on the market price of our Common Stock on the date of grant. Forfeitures are recognized as they occur, and excess tax benefits or tax deficiencies are recognized as a component of income tax expense.

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

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 27, 2024, we believe that our deferred tax assets are fully realizable.

Earnings per Share

Basic earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock.

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	Year Ended June 27, 2024	Year Ended June 29, 2023	Year Ended June 30, 2022
Weighted average number of shares outstanding — basic	11,615,255	11,576,852	11,537,699
Effect of dilutive securities:
Restricted stock units and performance stock units	72,291	65,194	56,250
Weighted average number of shares outstanding — diluted	11,687,546	11,642,046	11,593,949

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

Recent Accounting Pronouncements

The following recent accounting pronouncements have not yet been adopted:

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280)”. The amendments in this update modify the disclosure requirements by expanding the disclosures required for reportable segments in annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments require that any entity that has a single reportable segment provide all the disclosures required either in this update or already existing in Topic 280. The amendments are effective public entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments will be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of this update but do not expect it to have a material impact on our Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments will be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of this update but do not expect it to have a material impact on our Consolidated Financial Statements.

NOTE 2 — LAKEVILLE ACQUISITION

On September 29, 2023, we completed the acquisition of certain snack bar assets from the Seller. The acquired assets include inventory, a manufacturing facility and related equipment located in Lakeville, Minnesota, and product formulas (the “Lakeville Acquisition”). The initial purchase price was approximately $61,546 in cash, subject to certain post-closing adjustments. Following the closing, we received payments from the Seller of $2,572 for purchase price adjustments related to the actual inventory and fixed assets acquired, for a revised purchase price of $58,974, net. The purchase price for the Lakeville Acquisition was primarily funded from borrowings under the Credit Facility (defined in Note 7 - Revolving Credit Facility below).

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

The following table summarizes the amounts allocated to the fair values of certain assets acquired at the acquisition date:

Inventories	$35,500
Property, plant and equipment	25,600
Identifiable intangible assets:
Product formulas	850
Total assets acquired	$61,950

Property, plant and equipment represent a manufacturing facility and related equipment located in Lakeville, Minnesota. The fair value for the property was primarily determined using a market approach. The fair values for the machinery and equipment were determined using a combination of the direct and indirect cost approaches, along with the market approach. All building and equipment assets are being depreciated on a straight-line basis over their estimated remaining useful lives as determined in accordance with our accounting policies.

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

The $61,950 fair value of the identifiable assets acquired exceeded the total purchase price of $58,974. Accordingly, this acquisition resulted in a bargain purchase and we recognized a gain of $2,226, net of taxes, which is reported in the caption “Bargain purchase gain, net” in our consolidated financial results for the year ended June 27, 2024. We believe the Lakeville Acquisition resulted in a bargain purchase gain because the Seller was motivated to divest such snack bars business, as its performance no longer supported the Seller's long-term growth targets.

Net sales of $119,837 from the closing date of the Lakeville Acquisition on September 29, 2023 are included in our consolidated financial results for fiscal 2024. The closing date of the Lakeville Acquisition was on the first day of our second fiscal quarter. The Company also incurred acquisition-related costs of $856 for fiscal 2024 which are included in Administrative expenses.

The following reflects the unaudited pro forma results of operations of the Company as if the Lakeville Acquisition had taken place at the beginning of fiscal 2023. This pro forma information does not purport to represent what the Company’s actual results would have been if the Lakeville Acquisition had occurred as of the date indicated or what such results would be for any future periods.

	Year Ended June 27, 2024	Year Ended June 29, 2023
Pro forma net sales	$1,107,096	$1,164,597
Pro forma net income	57,878	57,929
Pro forma diluted earnings per share	$4.95	$4.98

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
•
private brand products to retailers, such as supermarkets, mass merchandisers, and specialty retailers, for resale under the retailers’ own or controlled labels;
•
private brand and branded products to the foodservice industry, including foodservice distributors and national restaurant operators;
•
branded products under co-manufacturing agreements to other major branded companies for their distribution; and
•
products to our industrial customer base for repackaging in portion control packages and for use as ingredients by other food manufacturers.

When Performance Obligations Are Satisfied

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s performance obligations are primarily for the delivery of raw and processed recipe and snack nuts, nut butters, trail mixes and snack and nutrition bars.

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

Disaggregation of Revenue

Revenue disaggregated by distribution channel is as follows:

	For the Year Ended
Distribution Channel	June 27, 2024	June 29, 2023	June 30, 2022
Consumer	$872,283	$785,646	$749,895
Commercial Ingredients	110,483	123,094	120,577
Contract Manufacturing	84,017	90,946	85,396
Total	$1,066,783	$999,686	$955,868

NOTE 4 — LEASES

We lease warehouse space, equipment used in the transportation of goods in our warehouses and a limited number of automobiles. Our leases generally do not contain any explicit guarantees of residual value and, with the exception of the Huntley warehouse, generally do not contain non-lease components. Our leases for warehouse transportation equipment generally require the equipment to be returned to the lessor in good working order.

Through a review of our contracts, we determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. None of our leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 7.6 years.

It is our accounting policy not to apply lease recognition requirements to short-term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. We have also made the policy election to not separate lease and non-lease components for all leases.

The following table provides supplemental information related to operating lease right-of-use assets and liabilities:

	June 27, 2024	June 29, 2023	Affected Line Item in Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$27,404	$6,427	Operating lease right-of-use assets
Total lease right-of-use assets	$27,404	$6,427
Liabilities
Current:
Operating leases	$2,623	$1,729	Other accrued expenses
Noncurrent:
Operating leases	24,877	4,771	Long-term operating lease liabilities
Total lease liabilities	$27,500	$6,500

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	Year Ended June 27, 2024	Year Ended June 29, 2023	Year Ended June 30, 2022
Operating lease costs (a)	$3,147	$2,215	$1,858
Variable lease costs (b)	(25)	208	141
Total Lease Cost	$3,122	$2,423	$1,999

(a)
Includes short-term leases which are immaterial.
(b)
Variable lease costs consist of sales tax and lease overtime charges.

Supplemental cash flow and other information related to leases was as follows:

	Year Ended June 27, 2024	Year Ended June 29, 2023	Year Ended June 30, 2022
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$2,636	$1,804	$1,565
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$23,000	$5,749	$244

	June 27, 2024	June 29, 2023
Weighted Average Remaining Lease Term (in years)	6.6	4.4
Weighted Average Discount Rate	6.8%	6.7%

Maturities of operating lease liabilities as of June 27, 2024 are as follows:

Fiscal Year Ending
June 26, 2025	$3,835
June 25, 2026	5,407
June 24, 2027	5,520
June 29, 2028	5,409
June 28, 2029	4,498
Thereafter	10,107
Total lease payments	34,776
Less imputed interest	(7,276)
Present value of operating lease liabilities	$27,500

At June 27, 2024, the Company has additional operating leases of approximately $739 that have not yet commenced and therefore are not reflected in the Consolidated Balance Sheet and tables above. The leases are scheduled to commence in the first quarter of fiscal 2025 with an initial lease term ranging from 3 to 6 years.

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

Leasing revenue is as follows:

	Year Ended June 27, 2024	Year Ended June 29, 2023	Year Ended June 30, 2022
Lease income related to lease payments	$2,010	$1,651	$1,665

The future minimum, undiscounted fixed cash flows under non-cancelable tenant operating leases for each of the next five years and thereafter is presented below.

Fiscal Year Ending
June 26, 2025	$1,477
June 25, 2026	972
June 24, 2027	930
June 29, 2028	328
June 28, 2029	336
Thereafter	1,478
$5,521

NOTE 5 — INVENTORIES

Inventories consist of the following:

	June 27, 2024	June 29, 2023
Raw material and supplies	$85,300	$65,430
Work-in-process and finished goods	111,263	107,506
	$196,563	$172,936

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following:

	June 27, 2024	June 29, 2023
Customer relationships	$21,350	$21,350
Brand names	17,070	17,070
Product formulas	850	—
Non-compete agreements	300	300
Total intangible assets, gross	39,570	38,720
Less accumulated amortization:
Customer relationships	(20,680)	(19,834)
Brand names	(12,668)	(11,955)
Product formulas	(121)	—
Non-compete agreements	(279)	(273)
Total accumulated amortization	(33,748)	(32,062)
Net intangible assets	$5,822	$6,658

Customer relationships relate to the Just the Cheese brand acquisition completed in fiscal 2023, the Squirrel Brand acquisition completed in fiscal 2018 and the Orchard Valley Harvest (“OVH”) acquisition completed in fiscal 2010. The customer relationships resulting from the OVH acquisition are fully amortized. The brand names consist primarily of the Squirrel Brand and Southern Style Nuts brand names acquired in fiscal 2018 and the Fisher brand name, which we acquired in a 1995 acquisition. The Fisher brand name is fully amortized. The remainder of the brand name relates to Just the Cheese brand acquisition completed in fiscal 2023 and the OVH acquisition, which is fully amortized. Product formulas relate to the Lakeville Acquisition completed in fiscal 2024.

Total amortization expense related to intangible assets, which is classified in administrative expense in the Consolidated Statement of Comprehensive Income, was as follows for the last three fiscal years:

	Year Ended June 27, 2024	Year Ended June 29, 2023	Year Ended June 30, 2022
Amortization of intangible assets	$1,686	$1,767	$1,896

Expected amortization expense the next five fiscal years is as follows:

Fiscal Year Ending
June 26, 2025	$1,374
June 25, 2026	1,038
June 24, 2027	863
June 29, 2028	685
June 28, 2029	496

Our net goodwill at June 30, 2022 was comprised of $9,650 from the Squirrel Brand acquisition completed in fiscal 2018. Our net goodwill at June 27, 2024 includes an additional $2,100 from the Just the Cheese brand acquisition completed in fiscal 2023. The changes in the carrying amount of goodwill during the two fiscal years ended June 27, 2024 are as follows:

Gross goodwill balance at June 30, 2022	$18,416
Accumulated impairment losses	(8,766)
Net balance at June 30, 2022	9,650
Goodwill acquired during fiscal 2023	2,100
Net balance at June 29, 2023	11,750
Goodwill acquired during fiscal 2024	—
Net balance at June 27, 2024	$11,750

NOTE 7 — REVOLVING CREDIT FACILITY

On March 5, 2020, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated our Credit Agreement dated as of February 7, 2008 (the “Former Credit Agreement”) with a bank group (the “Bank Lenders”). The Amended and Restated Credit Agreement provided for a $117,500 senior secured revolving credit facility (the “Credit Facility”) with the same borrowing capacity, interest rates and applicable margin as the Former Credit Agreement and extended the term of the Former Credit Agreement from July 7, 2021 to March 5, 2025. The Credit Facility is secured by our accounts receivable and inventory.

On May 8, 2023, we entered into the First Amendment to our Amended and Restated Credit Agreement (the “First Amendment”), which replaced the London interbank offered rate interest rate option with the secured overnight financing rate (“SOFR”). The First Amendment updated the accrued interest rate to a rate based on SOFR plus an applicable margin based upon the borrowing base calculation, ranging from 1.35% to 1.85%.

On September 29, 2023, we entered into the Second Amendment to our Amended and Restated Credit Agreement (the “Second Amendment”), which (among other things) increased the amount available to borrow under the Credit Facility to $150,000, extended the maturity date to September 29, 2028 and allows the Company to pay up to $100,000 in dividends per year, subject to meeting availability tests.

At June 27, 2024 the weighted average interest rate for the Credit Facility was 8.06%. At June 29, 2023 there were no borrowings on the line of credit under the Credit Facility and thus no applicable interest rate on the borrowings. At June 27, 2024 and June 29, 2023, our unused letters of credit were $4,857 and $5,810, respectively. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25,000, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of certain other defaults by us under the Credit Facility. As of June 27, 2024, we were in compliance with the financial covenant under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the next twelve months. At June 27, 2024, we had $124,437 of available credit under the Credit Facility, which reflects borrowings of $20,420 and reduced availability as a result of $5,143 in outstanding letters of credit. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

NOTE 8 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 27, 2024	June 29, 2023
Selma, Texas facility financing obligation to related parties, due in monthly installments of $114 including interest at 9.25% through September 1, 2026	7,102	7,774
Less: Current maturities	(737)	(672)
Total long-term debt	$6,365	$7,102

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14,300 and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties had an initial ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we signed a lease renewal which exercised two five-year renewal options and extended the term of our Selma lease to September 18, 2026. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. One five-year renewal option remains. Also, we currently have the option to purchase the properties from the lessor at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14,300 purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby the purchase price was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting.

Aggregate maturities of long-term debt are as follows:

Fiscal Year Ending
June 26, 2025	737
June 25, 2026	809
June 24, 2027	887
June 29, 2028	972
June 28, 2029	1,066
Thereafter	2,631
$7,102

NOTE 9 — INCOME TAXES

The provision for income taxes is based entirely on income before income taxes earned in the United States, and is as follows for the last three fiscal years:

	For the Year Ended
	June 27, 2024	June 29, 2023	June 30, 2022
Current:
Federal	$15,405	$18,393	$14,347
State	4,987	5,215	5,011
Total current expense	20,392	23,608	19,358
Deferred:
Deferred federal	209	(1,164)	1,519
Deferred state	(913)	49	(968)
Total deferred (benefit) expense	(704)	(1,115)	551
Total income tax expense	$19,688	$22,493	$19,909

The reconciliations of income taxes at the statutory federal income tax rate to income tax expense reported in the Consolidated Statements of Comprehensive Income for the last three fiscal years are as follows:

	June 27, 2024	June 29, 2023	June 30, 2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.8	4.9	3.7
Section 162(m) limitation	1.4	0.7	0.6
Research and development tax credit	(0.9)	(0.3)	(0.4)
Bargain purchase gain	(0.6)	—	—
Share-based compensation	(0.4)	0.1	(0.7)
Uncertain tax positions	0.2	0.1	0.1
Other	0.1	(0.1)	0.1
Effective tax rate	24.6%	26.4%	24.4%

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Deferred tax assets and liabilities are comprised of the following:

	June 27, 2024	June 29, 2023
Deferred tax assets (liabilities):
Accounts receivable	$417	$346
Employee compensation	2,343	1,866
Inventory	460	371
Depreciation	(16,466)	(14,303)
Capitalized leases	1,115	1,140
Goodwill and intangible assets	797	1,474
Retirement plan	6,716	7,004
Workers’ compensation	1,663	1,950
Share based compensation	1,780	1,642
Research related expenditures	3,505	1,549
Other	800	553
Net deferred tax asset	$3,130	$3,592

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

For the years ending June 27, 2024 and June 29, 2023, unrecognized tax benefits and accrued interest and penalties were $692 and $448. Accrued interest and penalties related to uncertain tax positions are not material for any periods presented. Interest and penalties within income tax expense were not material for any period presented. The total gross amounts of unrecognized tax benefits were $733 and $463 at June 27, 2024 and June 29, 2023, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 27, 2024	June 29, 2023	June 30, 2022
Beginning balance	$463	$390	$326
Gross increases — tax positions in prior year	146	32	1
Settlements	(104)	(36)	—
Gross increases — tax positions in current year	311	127	110
Lapse of statute of limitations	(83)	(50)	(47)
Ending balance	$733	$463	$390

Unrecognized tax benefits, that if recognized, would affect the annual effective tax rate on income from continuing operations, are as follows:

	June 27, 2024	June 29, 2023	June 30, 2022
Unrecognized tax benefits that would affect annual effective tax rate	$682	$439	$373

During fiscal 2024, the change in unrecognized tax benefits due to statute expiration was not material. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

We file income tax returns with federal and state tax authorities within the United States of America. Our federal tax returns are open for audit for fiscal 2021 through 2023. Our Illinois tax return is under audit for fiscal 2022. Our Illinois tax return for fiscal 2023 is open for audit. Our California tax returns for fiscal 2020 through 2023 are open for audit. No other tax jurisdictions are material to us.

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

NOTE 12 — STOCK-BASED COMPENSATION PLANS

At our annual meeting of stockholders on November 2, 2023, our stockholders approved a new equity incentive plan (the “2023 Omnibus Plan”) under which awards of options and other stock-based awards may be made to employees, officers or non-employee directors of our Company. A total of 747,065 shares of Common Stock are authorized for grants of awards thereunder, which may be in the form of options, restricted stock, RSUs, stock appreciation rights (“SARs”), performance shares, PSUs, Common Stock or dividends and dividend equivalents. As of June 27, 2024, there were 691,107 shares of Common Stock that remained authorized for future grants of awards, subject to the limitations set below. Under the terms of the 2023 Omnibus Plan, the total number of shares of Common Stock with respect to which options or SARs may be granted in any calendar year to any participant may not exceed 500,000 shares (this limit applies separately with respect to each type of award). Additionally, for awards of restricted stock, RSUs, performance shares or other stock-based awards that are intended to qualify as performance-based compensation: (i) the total number of shares of Common Stock that may be granted in any calendar year to any participant may not exceed 250,000 shares (this limit applies separately to each type of award) and (ii) the maximum amount that may be paid to any participant for awards that are payable in cash or property other than Common Stock in any calendar year is $5,000. During fiscal 2017, the Board of Directors adopted an equity grant cap which further restricted the number of awards that could be made to any one participant or in the aggregate. The equity grant cap limited the number of awards to 250,000 awards to all participants and 20,000 awards to any one participant in a fiscal year. Except as set forth in the 2023 Omnibus Plan, RSUs have vesting periods of three years for awards to employees and one year for awards to non-employee members of the Board of Directors. PSUs have a vesting period of three years and performance goals that must be achieved in order to vest. We issue new shares of Common Stock upon the vesting of RSUs and PSUs.

The fair value of RSUs and PSUs are generally determined based on the market price of our Common Stock on the date of grant. The fair value of RSUs and PSUs granted for the years ended June 27, 2024, June 29, 2023 and June 30, 2022 was $4,805, $4,769 and $4,065, respectively.

The following is a summary of RSU and PSU activity for the year ended June 27, 2024:

Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at June 29, 2023	155,012	$67.87
Granted (a)	56,168	$85.55
Vested (b)	(55,085)	$69.68
Forfeited	(621)	$72.58
Outstanding at June 27, 2024	155,474	$73.60

(a)
Includes 8,031 PSUs (based on reaching target performance) with performance conditions for which the performance criteria had yet to be achieved. The PSUs vest three years from the grant date, with the number of shares earned (ranging from 0% to 200% of the target award) depending on the extent to which we achieve certain performance metrics measured over a three-year period. The final number of shares that will eventually be earned and vest (if any) has not yet been determined as of June 27, 2024.
(b)
The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.

At June 27, 2024 there were 25,800 RSUs outstanding that were vested but deferred. At June 29, 2023 there were 38,907 RSUs outstanding that were vested but deferred. The non-vested RSUs and PSUs at June 27, 2024 will vest over a weighted-average period of 1.3 years. The fair value of RSUs that vested for the years ended June 27, 2024, June 29, 2023 and June 30, 2022 was $3,838, $2,978 and $3,274, respectively.

The following table summarizes compensation cost charged to earnings for all equity compensation plans and the total income tax benefit recognized for the last three fiscal years:

	Year Ended June 27, 2024	Year Ended June 29, 2023	Year Ended June 30, 2022
Compensation cost charged to earnings	$4,389	$3,565	$3,565
Income tax benefit recognized	1,097	891	891

At June 27, 2024, there was $5,003 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted-average period of 1.3 years.

NOTE 13 — CASH DIVIDENDS

Our Board of Directors declared and we paid the following cash dividends in fiscal 2024 and fiscal 2023:

Declaration Date	Record Date	Dividend Per Share(a)	Total Amount	Payment Date
May 1, 2024	May 31, 2024	$1.00	$11,621	June 20, 2024
July 18, 2023	August 22, 2023	$2.00	$23,175	September 13, 2023
May 2, 2023	June 1, 2023	$1.50	$17,381	June 22, 2023
November 3, 2022	December 2, 2022	$1.00	$11,572	December 21, 2022
July 7, 2022	August 12, 2022	$2.25	$25,981	August 31, 2022

(a)
The dividends declared on July 7, 2022 and July 18, 2023 include both the annual and special dividend declared on such date.

On July 17, 2024, our Board of Directors declared a special cash dividend of $1.25 per share and a regular annual cash dividend of $0.85 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company. Refer to Note 19 — “Subsequent Event” below.

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

	Year Ended June 27, 2024	Year Ended June 29, 2023	Year Ended June 30, 2022
401(k) plan expense	$3,987	$2,746	$2,204

Starting in fiscal 2023 we now offer a non-qualified deferred compensation plan to provide executives with the opportunity to accumulate assets for retirement on a tax-deferred basis (the “Plan”). Participants in the Plan can defer up to 80% of their base salary and up to 100% of performance-based compensation. The compensation deferred under this Plan is credited with earnings and losses as determined by the rate of return of reference investments selected by the participants. Participants are fully vested in their respective deferrals and earnings. We may also make discretionary contributions, which vest three years from the crediting date, at full vesting age, or other events as defined and described in the Plan. We invest in corporate owned life insurance contracts (“COLI”) on the lives of designated individuals that are held in a Rabbi Trust (“Trust”) to fund the Plan obligations. The Trust is the owner and beneficiary of such insurance contracts. Our promise to pay amounts deferred under this Plan is an unsecured obligation. Participant’s benefits can be paid out as a lump sum or in annual installments over a term of up to 10 years. The COLI investments are recorded at cash surrender value. The cash surrender value of the life insurance contracts was $1,214 and $282 at June 27, 2024 and June 29, 2023, respectively, and are included in Other Long Term Assets in the accompanying Consolidated Balance Sheets. The balances due to participants in the Plan were $1,261 and $304 as of June 27, 2024 and June 29, 2023, respectively, and are included in the caption “Other” within Long Term Liabilities in the accompanying Consolidated Balance Sheets. Matching contribution expense was $246 and $106 for the years ended June 27, 2024 and June 29, 2023, respectively.

Virtually all of our salaried employees participate in our Sanfilippo Value Added Plan (as amended, the “SVA Plan”), which is a cash incentive plan (an economic value added-based program) administered by our Compensation and Human Resources Committee. We accrue expense related to the SVA Plan in the annual period that the economic performance underlying such performance occurs. This method of expense recognition properly matches the expense associated with improved economic performance with the period the improved performance occurs on a systematic and rational basis. The SVA Plan payments, if any, are paid to participants in the first quarter of the following fiscal year in which they are earned.

NOTE 15 — RETIREMENT PLAN

The Supplemental Employee Retirement Plan (“SERP”) is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. Benefits paid to retirees are based on age at retirement, years of credited service, and average compensation. We use our fiscal year end as the measurement date for the obligation calculation. Accounting guidance in ASC Topic 715, Compensation — Retirement Benefits, requires the recognition of the funded status of the SERP on the Consolidated Balance Sheet. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are recorded as a component of “Accumulated Other Comprehensive Income (Loss)”.

The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 27, 2024	June 29, 2023
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$28,017	$29,511
Service cost	251	801
Interest cost	1,400	1,366
Actuarial gain	(1,663)	(3,007)
Benefits paid	(1,143)	(654)
Projected benefit obligation at end of year	$26,862	$28,017

The accumulated benefit obligation, which represents benefits earned up to the measurement date, was $24,952 and $25,277 at June 27, 2024 and June 29, 2023, respectively.

Components of the actuarial (gain) loss are presented below for the fiscal years ended:

	June 27, 2024	June 29, 2023	June 30, 2022
Actuarial Gain
Change in assumed pay increases	$1,418	$(70)	$1,698
Change in discount rate	(1,138)	(1,584)	(8,184)
Change in mortality assumptions	—	—	75
Other	(1,943)	(1,353)	(979)
Actuarial gain	$(1,663)	$(3,007)	$(7,390)

The components of the net periodic pension cost are as follows for the fiscal years ended:

	June 27, 2024	June 29, 2023	June 30, 2022
Service cost	$251	$801	$991
Interest cost	1,400	1,366	1,018
Recognized loss amortization	—	28	1,455
Net periodic pension cost	$1,651	$2,195	$3,464

The most significant assumption related to our SERP is the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future.

We used the following assumptions to calculate the benefit obligation of our SERP as of the following dates:

	June 27, 2024	June 29, 2023
Discount rate	5.45%	5.12%
Average rate of compensation increases	6.11%	4.50%
Bonus payment	45% - 115% of base, paid 4 of 5 years	45% - 110% of base, paid 4 of 5 years

We used the following assumptions to calculate the net periodic costs of our SERP as follows for the fiscal years ended:

	June 27, 2024	June 29, 2023	June 30, 2022
Discount rate	5.12%	4.68%	2.89%
Rate of compensation increases	4.50%	4.50%	3.38%
Mortality	Pri-2012 white collar with MP- 2021 scale	Pri-2012 white collar with MP- 2021 scale	Pri-2012 white collar with MP- 2020 scale
Bonus payment	45% - 110% of base, paid 4 of 5 years	45% - 110% of base, paid 4 of 5 years	45% - 110% of base, paid 4 of 5 years

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

The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal Year
2025	$708
2026	979
2027	843
2028	1,729
2029	1,694
2030 — 2034	9,236

At June 27, 2024 and June 29, 2023, the current portion of the SERP liability was $708 and $1,364, respectively, and recorded in the caption “Accrued payroll and related benefits” on the Consolidated Balance Sheets.

The following table presents the components of accumulated other comprehensive income (loss) that have not yet been recognized in net pension expense:

	June 27, 2024	June 29, 2023
Unrecognized net gain (loss)	$1,623	$(41)
Tax effect	(579)	(163)
Net amount unrecognized	$1,044	$(204)

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below sets forth the changes to accumulated other comprehensive income (loss) for the last two fiscal years. These changes are all related to our defined benefit pension plan.

Changes to Accumulated Other Comprehensive Income (Loss) (a)	Year Ended June 27, 2024	Year Ended June 29, 2023
Balance at beginning of period	$(204)	$(2,480)
Other comprehensive income before reclassifications	1,663	3,007
Amounts reclassified from accumulated other comprehensive loss	—	28
Tax effect	(415)	(759)
Net current-period other comprehensive income	1,248	2,276
Balance at end of period	$1,044	$(204)

(a)
Amounts in parenthesis indicate debits/expense.

The reclassifications out of accumulated other comprehensive income (loss) for the last two fiscal years were as follows:

Reclassifications from Accumulated Other Comprehensive Income (Loss) to earnings (b)	Year Ended June 27, 2024	Year Ended June 29, 2023	Affected line item in the Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized net loss	—	(28)	Pension expense (excluding service costs)
Tax effect	—	7	Income tax expense
Amortization of defined pension items, net of tax	$—	$(21)

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

NOTE 17 — PRODUCT TYPE SALES MIX

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types, for the fiscal year ended:

Product Type	June 27, 2024	June 29, 2023	June 30, 2022
Peanuts & Peanut Butter	17.9%	19.0%	18.0%
Pecans	9.1	11.4	10.1
Cashews & Mixed Nuts	18.2	20.7	22.6
Walnuts	4.4	5.6	5.8
Almonds	7.8	8.8	10.2
Trail & Snack Mixes	24.8	27.2	26.9
Snack Bars	11.4	0.4	—
Other	6.4	6.9	6.4
	100.0%	100.0%	100.0%

NOTE 18 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The following table details the activity in various allowance and reserve accounts.

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
June 27, 2024
Allowance for doubtful accounts	$283	$114	$(79)	$318
Reserve for cash discounts	1,100	20,140	(19,890)	1,350
Reserve for customer deductions	7,609	25,869	(26,994)	6,484
Total	$8,992	$46,123	$(46,963)	$8,152
June 29, 2023
Allowance for doubtful accounts	$267	$54	$(38)	$283
Reserve for cash discounts	1,150	18,353	(18,403)	1,100
Reserve for customer deductions	6,492	31,906	(30,789)	7,609
Total	$7,909	$50,313	$(49,230)	$8,992
June 30, 2022
Allowance for doubtful accounts	$291	$122	$(146)	$267
Reserve for cash discounts	1,050	17,625	(17,525)	1,150
Reserve for customer deductions	6,617	30,294	(30,419)	6,492
Total	$7,958	$48,041	$(48,090)	$7,909

NOTE 19 — SUBSEQUENT EVENT

On July 17, 2024, our Board of Directors declared a special cash dividend of $1.25 per share and a regular annual cash dividend of $0.85 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “August 2024 Dividends”). The August 2024 Dividends will be paid on September 11, 2024 to stockholders of record as of the close of business on August 20, 2024.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of June 27, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 27, 2024, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 27, 2024.

The effectiveness of our internal control over financial reporting as of June 27, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended June 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B — Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended June 27, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C — Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Independence of the Audit Committee” of our Proxy Statement for the 2024 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

We have adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on our website at http://www.jbssinc.com.

Item 11 — Executive Compensation

The Sections entitled “Compensation of Directors and Executive Officers”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for the 2024 Annual Meeting are incorporated herein by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2024 Annual Meeting is incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The Sections entitled “Corporate Governance — Independence of the Board of Directors” and “Review of Related Party Transactions” of our Proxy Statement for the 2024 Annual Meeting are incorporated herein by reference. Other certain information relating to the executive officers and certain of the directors of the Company is included immediately before Part II of this Report.

Item 14 — Principal Accounting Fees and Services

The information under the proposal entitled “Ratify the Audit Committee’s Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the 2025 fiscal year” of our Proxy Statement for the 2024 Annual Meeting is incorporated herein by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following financial statements are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Comprehensive Income for the Year Ended June 27, 2024, the Year Ended June 29, 2023 and the Year Ended June 30, 2022

Consolidated Balance Sheets as of June 27, 2024 and June 29, 2023

Consolidated Statements of Stockholders’ Equity for the Year Ended June 27, 2024, the Year Ended June 29, 2023 and the Year Ended June 30, 2022

Consolidated Statements of Cash Flows for the Year Ended June 27, 2024, the Year Ended June 29, 2023 and the Year Ended June 30, 2022

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

*10.20

John B. Sanfilippo & Son, Inc. Nonqualified Deferred Compensation Plan dated as of November 22, 2022 (incorporated by reference from Exhibit 10.19 to the Form 10-Q for the quarter ended December 29, 2022)

14	Code of Ethics, as amended (incorporated by reference from Exhibit 14 to the Form 10-K for the fiscal year ended June 25, 2015)

19	John B. Sanfilippo & Son, Inc. Insider Trading Policy

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Frank S. Pellegrino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Frank S. Pellegrino pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

97	John B. Sanfilippo & Son, Inc. Restatement Clawback Policy

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

JOHN B. SANFILIPPO & SON, INC.

Date: August 21, 2024	By:	/s/ Jeffrey T. Sanfilippo
Jeffrey T. Sanfilippo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer and Director (Principal Executive Officer)	August 21, 2024

/s/ Frank S. Pellegrino Frank S. Pellegrino	Chief Financial Officer, Executive Vice President, Finance and Administration and Treasurer (Principal Financial Officer)	August 21, 2024

/s/ Michael J. Finn Michael J. Finn	Vice President, Corporate Controller (Principal Accounting Officer)	August 21, 2024

/s/ Pamela Forbes Lieberman Pamela Forbes Lieberman	Director	August 21, 2024

/s/ Mercedes Romero Mercedes Romero	Director	August 21, 2024

/s/ James J. Sanfilippo James J. Sanfilippo	Director	August 21, 2024

/s/ Jasper B. Sanfilippo, Jr. Jasper B. Sanfilippo, Jr.	Director	August 21, 2024

/s/ John E. Sanfilippo John E. Sanfilippo	Director	August 21, 2024

/s/ Lisa A. Sanfilippo Lisa A. Sanfilippo	Director	August 21, 2024

/s/ Ellen C. Taaffe Ellen C. Taaffe	Director	August 21, 2024

/s/ James A. Valentine James A. Valentine	Director	August 21, 2024

/s/ Michael J. Valentine Michael J. Valentine	Director	August 21, 2024