Form 10-Q
period 2024-09-26
SANFILIPPO JOHN B & SON INC
filed 2024-10-30
CIK 880117

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2024

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

As of October 24, 2024, 9,006,038 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

For the Quarter Ended September 26, 2024

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended
	September 26, 2024	September 28, 2023
Net sales	$276,196	$234,105
Cost of sales	229,652	177,083
Gross profit	46,544	57,022
Operating expenses:
Selling expenses	19,839	21,992
Administrative expenses	9,698	10,453
Total operating expenses	29,537	32,445
Income from operations	17,007	24,577
Other expense:
Interest expense including $163 and $178 to related parties, respectively	516	227
Rental and miscellaneous expense, net	411	356
Pension expense (excluding service costs)	361	350
Total other expense, net	1,288	933
Income before income taxes	15,719	23,644
Income tax expense	4,060	6,056
Net income and comprehensive income	$11,659	$17,588
Net income per common share-basic	$1.00	$1.52
Net income per common share-diluted	$1.00	$1.51

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	September 26, 2024	June 27, 2024	September 28, 2023
ASSETS
CURRENT ASSETS:
Cash	$442	$484	$838
Accounts receivable, less allowance for doubtful accounts of $327, $318 and $281, respectively	83,787	84,960	68,363
Inventories	194,565	196,563	174,789
Prepaid expenses and other current assets	8,695	12,078	7,603
TOTAL CURRENT ASSETS	287,489	294,085	251,593
PROPERTY, PLANT AND EQUIPMENT:
Land	13,365	13,365	9,150
Buildings	116,330	115,517	104,982
Machinery and equipment	298,973	295,599	267,313
Furniture and leasehold improvements	5,448	5,423	5,275
Vehicles	1,090	912	729
Construction in progress	18,331	7,569	7,480
	453,537	438,385	394,929
Less: Accumulated depreciation	291,835	287,168	271,418
	161,702	151,217	123,511
Rental investment property, less accumulated depreciation of $15,448, $15,246 and $14,641, respectively	13,675	13,877	14,482
TOTAL PROPERTY, PLANT AND EQUIPMENT	175,377	165,094	137,993

Intangible assets, net	5,441	5,822	6,216
Deferred income taxes	3,680	3,130	3,461
Goodwill	11,750	11,750	11,750
Operating lease right-of-use assets	28,034	27,404	6,845
Other assets	7,596	8,290	6,995
TOTAL ASSETS	$519,367	$515,575	$424,853

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	September 26, 2024	June 27, 2024	September 28, 2023
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$47,152	$20,420	$6,008
Current maturities of related party long-term debt	815	737	688
Accounts payable	59,575	53,436	51,922
Bank overdraft	1,315	545	669
Accrued payroll and related benefits	10,809	35,601	12,034
Other accrued expenses	20,167	15,201	17,980
TOTAL CURRENT LIABILITIES	139,833	125,940	89,301

LONG-TERM LIABILITIES:
Long-term related party debt, less current maturities	6,169	6,365	6,924
Retirement plan	26,463	26,154	26,788
Long-term operating lease liabilities, net of current portion	25,167	24,877	5,136
Long-term workers' compensation liabilities	7,779	7,673	7,304
Other	3,153	1,953	2,033
TOTAL LONG-TERM LIABILITIES	68,731	67,022	48,185
TOTAL LIABILITIES	208,564	192,962	137,486

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 9,123,938, 9,123,938 and 9,090,931 shares issued, respectively	91	91	91
Capital in excess of par value	136,626	135,691	132,733
Retained earnings	174,220	186,965	155,925
Accumulated other comprehensive income (loss)	1,044	1,044	(204)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)
TOTAL STOCKHOLDERS’ EQUITY	310,803	322,613	287,367
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$519,367	$515,575	$424,853

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share amounts)

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income (Loss)	Stock	Total
Balance, June 27, 2024	2,597,426	$26	9,123,938	$91	$135,691	$186,965	$1,044	$(1,204)	$322,613
Net income						11,659			11,659
Cash dividends ($2.10 per share)						(24,404)			(24,404)
Stock-based compensation expense					935				935
Balance, September 26, 2024	2,597,426	$26	9,123,938	$91	$136,626	$174,220	$1,044	$(1,204)	$310,803

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income (Loss)	Stock	Total
Balance, June 29, 2023	2,597,426	$26	9,076,326	$91	$131,986	$161,512	$(204)	$(1,204)	$292,207
Net income						17,588			17,588
Cash dividends ($2.00 per share)						(23,175)			(23,175)
Equity award exercises			14,605	—	—				—
Stock-based compensation expense					747				747
Balance, September 28, 2023	2,597,426	$26	9,090,931	$91	$132,733	$155,925	$(204)	$(1,204)	$287,367

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Quarter Ended
	September 26, 2024	September 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,659	$17,588
Depreciation and amortization	6,545	5,236
Amortization of operating lease right-of-use assets	1,084	439
Loss on disposition of assets, net	135	126
Deferred income tax (benefit) expense	(550)	131
Stock-based compensation expense	935	747
Change in assets and liabilities:
Accounts receivable, net	1,245	4,511
Inventories	1,998	(1,853)
Prepaid expenses and other current assets	2,333	(791)
Accounts payable	3,106	8,796
Accrued expenses	(23,185)	(16,017)
Income taxes payable	4,141	3,844
Other long-term assets and liabilities	(882)	(651)
Other, net	370	(225)
Net cash provided by operating activities	8,934	21,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,900)	(5,993)
Other, net	(56)	(53)
Net cash used in investing activities	(11,956)	(6,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings	26,732	6,008
Principal payments on long-term debt	(118)	(162)
Increase in bank overdraft	770	384
Dividends paid	(24,404)	(23,175)
Net cash provided by (used in) financing activities	2,980	(16,945)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(42)	(1,110)
Cash and cash equivalents, beginning of period	484	1,948
Cash, end of period	$442	$838

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•
References herein to fiscal 2025 and fiscal 2024 are to the fiscal year ending June 26, 2025 and the fiscal year ended June 27, 2024, respectively.
•
References herein to the first quarter of fiscal 2025 and fiscal 2024 are to the quarters ended September 26, 2024 and September 28, 2023, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names and under a variety of private brands. We also offer our private brand customers a complete portfolio of snack and nutrition bars. We market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including nutrition bars, snack bars, peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, sunflower kernels, dried fruit, corn snacks, sesame sticks, other sesame snack products and baked cheese snack products under our brand names, including Just the Cheese, and under private brands. Our products are sold through three primary distribution channels, including food retailers in the consumer channel, commercial ingredient users and contract manufacturing customers.

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

The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet data as of June 27, 2024 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2024 Annual Report on Form 10-K for the fiscal year ended June 27, 2024.

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

Trade promotions, consisting primarily of customer pricing allowances, merchandising funds and consumer coupons, are also offered through various programs to customers and consumers. A provision for estimated trade promotions is recorded as a reduction of revenue (and a reduction in the transaction price) in the same period when the sale is recognized. Revenues are also recorded net of expected customer deductions which are provided for based upon past experience. Evaluating these estimates requires management judgment.

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

Contract Balances

Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. The contract asset balance at September 26, 2024 is $619 and is recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. There was no contract asset balance for the other periods presented. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.

Disaggregation of Revenue

Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended
Distribution Channel	September 26, 2024	September 28, 2023
Consumer	$229,384	$184,334
Commercial Ingredients	26,900	28,135
Contract Manufacturing	19,912	21,636
Total	$276,196	$234,105

Note 3 – Leases

Description of Leases

We lease warehouse space, equipment used in the transportation of goods in our warehouses and a limited number of automobiles. Our leases generally do not contain any explicit guarantees of residual value and, with the exception of our warehousing and distribution center in Huntley, IL, generally do not contain non-lease components. Our leases for warehouse transportation equipment generally require the equipment to be returned to the lessor in good working order.

Through a review of our contracts, we determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. With the exception of our warehouse leases, none of our other leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 7.3 years.

It is our accounting policy not to apply lease recognition requirements to short term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. We have also made the policy election to not separate lease and non-lease components for all leases.

The following table provides supplemental information related to operating lease right-of-use assets and liabilities:

	September 26, 2024	June 27, 2024	September 28, 2023	Affected Line Item in Consolidated Balance Sheets
Assets
Operating lease right-of-use assets	$28,034	$27,404	$6,845	Operating lease right-of-use assets
Total lease right-of-use assets	$28,034	$27,404	$6,845

Liabilities
Current:
Operating leases	$3,383	$2,623	$1,775	Other accrued expenses
Noncurrent:
Operating leases	25,167	24,877	5,136	Long-term operating lease liabilities
Total lease liabilities	$28,550	$27,500	$6,911

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter Ended
	September 26, 2024	September 28, 2023
Operating lease costs (a)	$1,742	$670
Variable lease costs (b)	172	(174)
Total lease cost	$1,914	$496

(a)
Includes short-term leases which are immaterial.
(b)
Variable lease costs consist of property taxes, sales tax, insurance and lease overtime charges.

Supplemental cash flow and other information related to leases was as follows:

	For the Quarter Ended
	September 26, 2024	September 28, 2023
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$1,073	$578

Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$1,714	$860

	September 26, 2024	June 27, 2024	September 28, 2023
Weighted average remaining lease term (in years)	6.3	6.6	4.4
Weighted average discount rate	6.8%	6.8%	6.8%

Maturities of operating lease liabilities as of September 26, 2024 are as follows:

Fiscal Year Ending
June 26, 2025 (excluding the quarter ended September 26, 2024)	$3,629
June 25, 2026	5,610
June 24, 2027	5,723
June 29, 2028	5,602
June 28, 2029	4,709
June 27, 2030	3,864
Thereafter	6,392
Total lease payment	35,529
Less imputed interest	(6,979)
Present value of operating lease liabilities	$28,550

At September 26, 2024, the Company has additional operating leases of approximately $598 that have not yet commenced and therefore are not reflected in the Consolidated Balance Sheet and tables above. The leases are scheduled to commence in the second quarter of fiscal 2025 with initial lease terms ranging from 3 to 6 years.

Lessor Accounting

We lease office space in our four-story office building located in Elgin, IL. As a lessor, we retain substantially all of the risks and benefits of ownership of the investment property and under Topic 842: Leases we continue to account for all of our leases as operating leases. Lease agreements may include options to renew. We accrue fixed lease income on a straight‑line basis over the terms of the leases. There is generally no variable lease consideration and an immaterial amount of non-lease components such as recurring utility and storage fees. Leases between related parties are immaterial.

Leasing revenue is as follows:

	For the Quarter Ended
	September 26, 2024	September 28, 2023
Lease income related to lease payments	$479	$444

The future minimum, undiscounted fixed cash flows under non-cancelable tenant operating leases for each of the next five years and thereafter are as follows:

Fiscal Year Ending
June 26, 2025 (excluding the quarter ended September 26, 2024)	$970
June 25, 2026	972
June 24, 2027	930
June 29, 2028	328
June 28, 2029	336
June 27, 2030	343
Thereafter	1,135
$5,014

Note 4 – Inventories

Inventories consist of the following:

	September 26, 2024	June 27, 2024	September 28, 2023
Raw material and supplies	$63,088	$85,300	$49,565
Work-in-process and finished goods	131,477	111,263	125,224
Total	$194,565	$196,563	$174,789

Note 5 – Goodwill and Intangible Assets

Identifiable intangible assets subject to amortization consist of the following:

	September 26, 2024	June 27, 2024	September 28, 2023
Customer relationships	$21,350	$21,350	$21,350
Brand names	17,070	17,070	17,070
Product formulas	850	850	-
Non-compete agreement	300	300	300
	39,570	39,570	38,720
Less accumulated amortization:
Customer relationships	(20,842)	(20,680)	(20,095)
Brand names	(12,845)	(12,668)	(12,134)
Product formulas	(162)	(121)	-
Non-compete agreement	(280)	(279)	(275)
	(34,129)	(33,748)	(32,504)
Net intangible assets	$5,441	$5,822	$6,216

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of Squirrel Brand, Southern Style Nuts and Just the Cheese brand names. Product formulas relate to the acquisition of certain snack bar assets completed in fiscal 2024.

Total amortization expense related to intangible assets, which is classified in administrative expense in the Consolidated Statement of Comprehensive Income, was $381 for the quarter ended September 26, 2024. Amortization expense for the remainder of fiscal 2025 is expected to be approximately $993 and expected amortization expense the next five fiscal years is as follows:

Fiscal Year Ending
June 25, 2026	$1,038
June 24, 2027	863
June 29, 2028	685
June 28, 2029	496
June 27, 2030	400

Our net goodwill at September 26, 2024 was comprised of $9,650 from the Squirrel Brand acquisition completed in fiscal 2018 and $2,100 from the Just the Cheese brand acquisition completed in fiscal 2023. The changes in the carrying amount of goodwill since June 29, 2023 are as follows:

Gross goodwill balance at June 29, 2023	$20,516
Accumulated impairment losses	(8,766)
Net goodwill balance at June 29, 2023	11,750
Goodwill acquired during fiscal 2024	—
Net balance at June 27, 2024	11,750
Goodwill acquired during fiscal 2025	—
Net balance at September 26, 2024	$11,750

Note 6 – Credit Facility

Our Amended and Restated Credit Agreement dated March 5, 2020 provides for a $117,500 senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by our accounts receivable and inventory.

On September 29, 2023, we entered into the Second Amendment to our Amended and Restated Credit Agreement, which (among other things) increased the amount available to borrow under the Credit Facility to $150,000, extended the maturity date to September 29, 2028 and allows the Company to pay up to $100,000 in dividends per year, subject to meeting availability tests.

At September 26, 2024, we had $97,705 of available credit under the Credit Facility which reflects borrowings of $47,152 and reduced availability as a result of $5,143 in outstanding letters of credit. As of September 26, 2024, we were in compliance with all financial covenants under the Credit Facility.

Note 7 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended
	September 26, 2024	September 28, 2023
Weighted average number of shares outstanding – basic	11,630,405	11,594,960
Effect of dilutive securities:
Restricted stock units	83,957	79,782
Weighted average number of shares outstanding – diluted	11,714,362	11,674,742

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for any periods presented.

Note 8 – Stock-Based Compensation Plans

During the quarter ended September 26, 2024, there was no significant restricted stock unit (“RSU”) or performance stock unit (“PSU”) activity. Compensation expense attributable to stock-based compensation during the first quarter of fiscal 2025 and fiscal 2024 was $935 and $747, respectively. As of September 26, 2024, there was $4,023 of total unrecognized compensation expense related to non-vested RSUs and PSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.1 years.

Note 9 – Retirement Plan

The Supplemental Employee Retirement Plan (“Retirement Plan”) is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service. The components of net periodic benefit cost are as follows:

	For the Quarter Ended
	September 26, 2024	September 28, 2023
Service cost	$129	$63
Interest cost	361	350
Net periodic benefit cost	$490	$413

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

Note 11 – Fair Value of Financial Instruments

The Financial Accounting Standards Board (the “FASB”) defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt:

	September 26, 2024	June 27, 2024	September 28, 2023
Carrying value of current and long-term debt:	$6,984	$7,102	$7,612
Fair value of current and long-term debt:	6,649	6,496	7,033

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•
References herein to fiscal 2025 and fiscal 2024 are to the fiscal year ending June 26, 2025 and the fiscal year ended June 27, 2024, respectively.
•
References herein to the first quarter of fiscal 2025 and fiscal 2024 are to the quarters ended September 26, 2024 and September 28, 2023, respectively.

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names and under a variety of private brands. We also offer our private brand customers a complete portfolio of snack and nutrition bars. We market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including nutrition bars, snack bars, peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, sunflower kernels, dried fruit, corn snacks, sesame sticks, other sesame snack products and baked cheese snack products under our brand names, including Just the Cheese, and under private brands. We distribute our products in the consumer, commercial ingredients and contract manufacturing distribution channels.

Our Long-Range Plan defines our future growth priorities and focuses on growing our private brand business across key customers, as well as transforming Fisher, Orchard Valley Harvest and Squirrel Brand into leading brands while increasing distribution and diversifying our portfolio into high growth snacking segments. We will execute on our Long-Range Plan by providing our private brand customers value-added solutions based on our extensive industry and consumer expertise with innovative products such as our newly developed product line of private brand nutrition bars and expanding our overall snack bar capabilities. We will grow our branded business by reaching new consumers via product expansion and packaging innovation, expanding distribution across current and alternative channels, diversifying our product offerings and focusing on new ways for consumers to buy our products, including sales via e-commerce platforms. Our Long-Range Plan also contemplates increasing our sales through product innovation and targeted, opportunistic acquisitions, such as the fiscal 2024 acquisition of certain snack bar assets including inventory, product formulas, a manufacturing facility and related equipment located in Lakeville, Minnesota, (the “Lakeville Acquisition”). The Lakeville Acquisition expands our ability to produce private brand snack bars, increased our overall production capabilities and allows us to provide our private brand customers with a complete snack bar portfolio. In addition, we also recently acquired additional snack bar production assets that will expand our manufacturing capacity and support further growth in our bar program.

We will continue to focus our promotional and advertising activity to invest in our brands to achieve sales volume growth. We intend to execute on an omnichannel approach to win in key categories including recipe nuts, snack nuts, trail mix and other snacking categories. We continue to see e-commerce sales volume growth across our branded portfolio and anticipate taking various actions with the goal of maintaining that growth across a variety of established e-commerce platforms. We continue to face the ongoing challenges and/or regulations specific to our business, such as food safety and regulatory matters, the maintenance and growth of our customer base and overall category growth for branded and private brand products and varying consumer demand for nut and nut-related products and snack bars in a challenging snack food environment.

We face a number of challenges in the future, which include the impacts of higher prices in food, in part due to underlying commodity acquisition costs, uncertainty over interest rates that may negatively impact economic growth, consumers reducing their snack purchases, including branded nut products or products with lower gross profit margin, potential for economic downturn in the markets in which we operate and continued supply chain challenges. To stay compliant with recent changes in employment laws across states where we operate and remain competitive in attracting qualified talent, we expect our labor costs to continue to increase.

Inflation and Consumer Trends

We face changing industry trends as consumers' purchasing preferences evolve. We have continued to see higher selling prices at retail, with price increases starting to moderate for some products, including snack nuts and trail mix, and decrease for other products. While moderated, these higher prices across our categories and the broader food market, coupled with an actual or potential economic downturn and tightening of consumer finances due to reduced government support through programs such as SNAP or a variety of other macroeconomic reasons, are causing consumers to purchase fewer snack products. We have seen this through the sales volume decline in the recipe, snack nut and snack bar categories since fiscal 2023, with indicators of this trend reversing in the start of fiscal 2025. Consumers continue to shift their preferences to private brands or lower priced nuts or snack bars or purchase snack products outside the snack nut, trail mix and snack bar categories. We are also seeing signs of consumers shifting to more value-focused retailers, such as mass merchandising retailers and club stores, not all of which we distribute or sell to. We have responded by focusing on our strengths, including our knowledge of the snack and trail nut categories, product innovation and judicious use of trade spending and pricing actions.

Supply Chain and Transportation

Global supply chain pressures have eased compared to fiscal 2024, but pockets of challenges, delays and extended lead-times still exist. While we do not have direct exposure to suppliers in Russia, Ukraine or Israel, the conflicts in these regions could continue to result in volatile commodity markets, supply chain disruptions and increased costs. Overall packaging and ingredient inflation appears to be leveling off. The East Coast/Gulf port strike was suspended after three days, but there is risk of recurrence in January 2025, if the parties are unable to reach agreement on the remaining contract terms. Any such strikes may negatively affect our ability to obtain certain raw materials or ship our products.

Freight rates have remained decreased compared to the prior fiscal year, and fuel costs stabilized in fiscal 2024. However, trucking capacity continues to decline due to (among other things) recent bankruptcies of trucking companies, potentially leading to further instability in the transportation industry in fiscal 2025. We are closely monitoring the situation with the East Coast port workers, which could further disrupt the freight industry. While indicators suggest transportation prices are stabilizing, the overall transportation environment remains unpredictable.

Despite the widespread flooding and damage to the southeast region of the U.S. as a result of hurricanes Helene and Milton, we do not anticipate any material impact on the supply or acquisition prices of raw materials we procure from that area. Peanut crop loss and damage in the eastern Georgia region is expected to be minimal. The overall crop is estimated to be slightly larger than the prior year. The primary impact from the hurricane is the logistical delay of growers reaching their fields to continue the harvest, as well as some infrastructure damage to buying points. We expect there to be an adequate supply and minimal impact to cost of peanuts as a result of the hurricanes. Regarding pecans, initial estimates indicate a minimal loss of the Georgia crop and therefore we expect there to be an adequate supply and minimal impact to cost.

Our most significant ingredient requirements include cocoa products, dried fruits, sweeteners, vegetable oils, oats, flour and dairy. Many of these materials and their associated costs are subject to price fluctuations from several factors, including changing commodity markets, other market conditions, demand for raw materials, weather, growing and harvesting conditions, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), and on-going political instability and other factors beyond our control.

We have remained agile by proactively identifying risks, modifying inventory plans and diversifying our supplier base to mitigate risk of customer order shortages and maintain our supply chain. We continue to proactively manage our business in response to the evolving global economic environment and related uncertainty and intend to take steps to further mitigate impacts to our supply chain as they develop. If these supply chain pressures continue or worsen, or we cannot obtain the transportation and labor services needed to obtain raw materials or fulfill customer orders, such shortages and supply chain issues could have an unfavorable impact on net sales and our operations in fiscal 2025. Furthermore, record cocoa prices have been fueled by speculation of a short crop in calendar 2024. Cocoa markets have retreated from recent all-time highs, but remain sharply elevated versus levels a year ago and this has continued into fiscal 2025. Cocoa production was down significantly in Ghana and Ivory Coast due to a combination of inclement weather and crop disease. Despite higher cocoa prices, consumption remained strong, leading to predictions of a large production deficit. Additionally, as costs increase due to these circumstances or due to overall inflationary pressures, there is a further risk of our not being able to pass (in part or in full) such potential cost increases on to our customers or in a timely manner. If we cannot align costs with prices for our products, our financial performance could be adversely impacted.

QUARTERLY HIGHLIGHTS

Our net sales of $276.2 million for the first quarter of fiscal 2025 increased $42.1 million, or 18.0%, from our net sales of $234.1 million for the first quarter of fiscal 2024.

Sales volume, measured as pounds sold to customers, increased 24.5% compared to the first quarter of fiscal 2024.

Gross profit decreased $10.5 million, and our gross profit margin, as a percentage of net sales, decreased to 16.9% for the first quarter of fiscal 2025 compared to 24.4% for the first quarter of fiscal 2024.

Total operating expenses for the first quarter of fiscal 2025 decreased by $2.9 million, or 9.0%, compared to the first quarter of fiscal 2024. As a percentage of net sales, total operating expenses in the first quarter of fiscal 2025 decreased to 10.7% from 13.9% for the first quarter of fiscal 2024.

The total value of inventories on hand at the end of the first quarter of fiscal 2025 increased $19.8 million, or 11.3%, in comparison to the total value of inventories on hand at the end of the first quarter of fiscal 2024.

We expect acquisition costs for walnuts to increase significantly and most other major tree nuts and peanuts to increase in the 2024 crop year (which falls into our current 2025 fiscal year). While we began to procure inshell walnuts during the first quarter of fiscal 2025, the total payments due to our walnut growers will not be determined until the second and/or third quarters of fiscal 2025. We will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual payments will be determined during the second and/or third quarters of fiscal 2025 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS

Net Sales

In the first quarter of fiscal 2025, our net sales increased 18.0% to $276.2 million compared to net sales of $234.1 million for the first quarter of fiscal 2024, primarily due to the Lakeville Acquisition, which occurred in our second quarter of fiscal 2024 and increased quarterly net sales by approximately $40.5 million. Sales volume, which is defined as pounds sold to customers, increased 24.5%, also due to the Lakeville Acquisition. The Lakeville Acquisition increased our quarterly sales volume by 17.6 million pounds, or 24.1%, over the first quarter of fiscal 2024. Sales volume for the first quarter, excluding the impact of the Lakeville Acquisition, increased 0.5% and the weighted average sales price per pound increased 0.2%.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended
Product Type	September 26, 2024	September 28, 2023
Peanuts & Peanut Butter	16.6%	20.1%
Pecans	7.4	9.2
Cashews & Mixed Nuts	17.2	21.0
Walnuts	4.2	4.9
Almonds	6.9	9.1
Trail & Snack Mixes	26.8	28.0
Snack & Nutrition Bars	14.9	0.6
Other	6.0	7.1
Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	September 26, 2024	Percentage of Total	September 28, 2023	Percentage of Total	$ Change	% Change
Consumer (1)	$229,384	83.1%	$184,334	78.8%	$45,050	24.4%
Commercial Ingredients	26,900	9.7	28,135	12.0	(1,235)	(4.4)
Contract Manufacturing	19,912	7.2	21,636	9.2	(1,724)	(8.0)
Total	$276,196	100.0%	$234,105	100.0%	$42,091	18.0%

(1)
Sales of branded products were approximately 16% and 20% of total consumer sales during the first quarter of fiscal 2025 and fiscal 2024, respectively. Fisher branded products were approximately 57% and 62% of branded sales during the first quarter of fiscal 2025 and fiscal 2024, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased $45.1 million, or 24.4%, and sales volume increased 30.8% in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 primarily due the Lakeville Acquisition. Excluding the Lakeville Acquisition, net sales in the consumer distribution channel increased $7.3 million, or 3.9%, and sales volume increased 3.4%. Private brand sales volume increased 36.1% primarily driven by the Lakeville Acquisition. Excluding the Lakeville Acquisition, private brand sales volume increased 3.9% due to new peanut butter and nutrition bar distribution, as well as increased volumes of mixed nuts and snack and trail mix at a mass merchandising retailer, resulting mainly from retail pricing adjustments and rotational distributions. Sales volume of Southern Style Nuts increased 57.3% due to sales to a club store customer who returned to normalized inventory levels compared to the same quarter last year.

Net sales in the commercial ingredients distribution channel decreased $1.2 million, or 4.4%, and sales volume increased 1.2% in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. The sales volume increase was due to the Lakeville Acquisition. Excluding the Lakeville Acquisition, sales volume decreased 0.6%.

Net sales in the contract manufacturing distribution channel decreased $1.7 million, or 8.0%, and sales volume increased 13.3% in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. The increase in sales volume was due to an increase in granola processed in our Lakeville facility for a major customer. Excluding this granola volume, net sales decreased 19.2% and sales volume decreased 19.8% due to reduced peanut distribution to a major customer, resulting from soft consumer demand, and a rotational distribution for a club customer in the first quarter of fiscal 2024, which did not reoccur in the first quarter of fiscal 2025.

Gross Profit

Gross profit decreased by $10.5 million, or 18.4%, to $46.5 million for the first quarter of fiscal 2025 compared to $57.0 million for the first quarter of fiscal 2024. Excluding the Lakeville Acquisition, gross profit decreased approximately 19.1%, or $10.9 million. The decrease in gross profit was due to lower selling prices resulting from competitive pricing pressures and strategic pricing decisions, as well as higher commodity acquisition costs for peanuts and most tree nuts. Additionally, a one-time price concession to a snack bar customer and increased manufacturing spending due to capacity constraints at our Lakeville facility contributed to the overall decrease. These factors were partially offset by increased manufacturing efficiencies at our other facilities. Our gross profit margin, as a percentage of net sales, decreased to 16.9% for the first quarter of fiscal 2025 compared to 24.4% for the first quarter of fiscal 2024 due to the higher net sales base from the Lakeville Acquisition, lower selling prices and higher commodity acquisition costs for peanuts and most tree nuts.

Operating Expenses

Total operating expenses for the first quarter of fiscal 2025 decreased by $2.9 million, or 9.0%, to $29.5 million. Operating expenses decreased to 10.7% of net sales for the first quarter of fiscal 2025 compared to 13.9% of net sales for the first quarter of fiscal 2024.

Selling expenses for the first quarter of fiscal 2025 were $19.8 million, a decrease of $2.2 million, or 9.8%, from the first quarter of fiscal 2024. The decrease was driven by a $3.8 million decrease in advertising and consumer insight research expense and a $0.9 million decrease in incentive compensation expense. These decreases were partially offset by a $1.0 million increase in rent expense related to the recent commencement of the Huntley facility lease, a $0.9 million increase in freight expense and $0.5 million increase in outside distribution expense, primarily related to the Lakeville Acquisition.

Administrative expenses for the first quarter of fiscal 2025 decreased $0.8 million, or 7.2%, to $9.7 million compared to $10.5 million for the first quarter of fiscal 2024. The decrease was primarily due to a $1.4 million decrease in incentive compensation expense, partially offset by a $0.6 million increase in personnel and other expenses.

Income from Operations

Due to the factors discussed above, income from operations was $17.0 million, or 6.2% of net sales, for the first quarter of fiscal 2025 compared to $24.6 million, or 10.5% of net sales, for the first quarter of fiscal 2024.

Interest Expense

Interest expense was $0.5 million for the first quarter of fiscal 2025 compared to $0.2 million for the first quarter of fiscal 2024. The increase in interest expense was due to higher average debt levels.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.4 million for both the first quarter of fiscal 2025 and fiscal 2024.

Pension Expense (Excluding Service Costs)

Pension expense (excluding service costs) was $0.4 million for both the first quarter of fiscal 2025 and fiscal 2024.

Income Tax Expense

Income tax expense was $4.1 million, or 25.8% of income before income taxes for the first quarter of fiscal 2025 compared to $6.1 million, or 25.6% of income before income taxes, for the first quarter of fiscal 2024.

Net Income

Net income was $11.7 million, or $1.00 per common share basic and diluted, for the first quarter of fiscal 2025, compared to $17.6 million, or $1.52 per common share basic and $1.51 per common share diluted, for the first quarter of fiscal 2024.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Long-Range Plan through growing our branded and private brand programs, consummate and integrate business acquisitions, return cash to our stockholders through dividends, repay indebtedness and pay amounts owed under the Retirement Plan. Also, various uncertainties, including cost uncertainties, could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products, increase consumer insight capabilities and promotional efforts, reinvest in the Company through capital expenditures, develop new products, pay cash dividends, consummate strategic investments and business acquisitions, such as the Lakeville Acquisition in fiscal 2024, and explore and pursue other growth strategies outlined in our Long-Range Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first quarter of fiscal 2025 and 2024, respectively (dollars in thousands):

	September 26, 2024	September 28, 2023	$ Change
Operating activities	$8,934	$21,881	$(12,947)
Investing activities	(11,956)	(6,046)	(5,910)
Financing activities	2,980	(16,945)	19,925
Total change in cash	$(42)	$(1,110)	$1,068

Operating Activities Net cash provided by operating activities was $8.9 million for the first quarter of fiscal 2025 compared to net cash provided by operating activities of $21.9 million for the comparative period of fiscal 2024. The decrease in operating cash flow was primarily due to lower net income and changes in working capital.

Total inventories were $194.6 million at September 26, 2024, a decrease of $2.0 million, or 1.0%, from the inventory balance at June 27, 2024, and an increase of $19.8 million, or 11.3%, from the inventory balance at September 28, 2023. The increase in inventories at September 26, 2024 compared to September 28, 2023 was primarily due to the $21.1 million of additional inventory associated with the Lakeville Acquisition. Excluding the Lakeville Acquisition, total inventories on hand decreased $1.4 million, or 0.8%, year over year.

Raw nut and dried fruit input stocks, some of which are classified as work-in-process, increased by 3.5 million pounds, or 11.4%, at September 26, 2024 compared to September 28, 2023 due to higher quantities of walnuts and pecans on hand partially offset by lower quantities of almonds, peanuts and dried fruit on hand. The weighted average cost per pound of raw nut input stocks on hand at the end of the first quarter of fiscal 2025 increased 0.2% compared to the end of the first quarter of fiscal 2024.

Investing Activities Cash used in investing activities was $12.0 million during the first quarter of fiscal 2025 compared to $6.0 million for the same period last year. Capital asset purchases were $11.9 million during the first quarter of fiscal 2025 compared to $6.0 million for the first quarter of fiscal 2024. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements to be approximately $33.0 million for fiscal 2025. Absent any additional material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash provided by financing activities was $3.0 million during the first quarter of fiscal 2025 compared to cash used of $16.9 million for the same period last year. Net borrowings under our Credit Facility were $26.7 million during the first quarter of fiscal 2025 compared to net borrowings of $6.0 million for the first quarter of fiscal 2024. The increase in credit facility borrowings was primarily due an increase in working capital requirements in the current first quarter. Dividends paid in the first quarter of fiscal 2025 were approximately $1.2 million more than dividends paid in the same period last year.

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

In April 2024, the Company executed a 7.5 year lease for approximately 445,000 square feet of warehouse space. The warehouse is located in Huntley, IL near the Elgin Site and is utilized to store finished goods inventory and as a distribution center.

Financing Arrangements

On February 7, 2008, we entered into the Former Credit Agreement (as defined below) with a bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility.

On March 5, 2020, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which amended and restated our Credit Agreement (the “Former Credit Agreement”) with the Bank Lenders. The Amended and Restated Credit Agreement provided for a $117.5 million senior secured revolving credit facility with the same borrowing capacity, interest rates and applicable margin as the Former Credit Agreement and extended the term of the Former Credit Agreement from July 7, 2021 to March 5, 2025.

On May 8, 2023, we entered into the First Amendment to our Amended and Restated Credit Facility (the “First Amendment”) which replaced the London interbank offered rate interest rate option with the Secured Overnight Financing Rate (“SOFR”). The First Amendment updated the accrued interest rate to a rate based on SOFR plus an applicable margin based upon the borrowing base calculation, ranging from 1.35% to 1.85%.

On September 29, 2023, we entered into the Second Amendment to our Amended and Restated Credit Facility, which (among other things) increased the amount available to borrow under the Credit Facility to $150.0 million, extended the maturity date to September 29, 2028 and allows the Company to pay up to $100 million in dividends per year, subject to meeting availability tests.

The Amended and Restated Credit Facility is secured by our accounts receivable and inventory.

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

At September 26, 2024, the weighted average interest rate for the Credit Facility was 7.0%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility. As of September 26, 2024, we were in compliance with all covenants under the Credit Facility, and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At September 26, 2024, we had $97.7 million of available credit under the Credit Facility. If this entire amount were borrowed at September 26, 2024, we would still be in compliance with all restrictive covenants under the Credit Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of September 26, 2024, $7.0 million of the debt obligation was outstanding.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 27, 2024.

Recent Accounting Pronouncements

Refer to Note 12 – “Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements, contained in Part I, Item 1 of this form 10-Q, for a discussion of recently issued accounting pronouncements.

FORWARD LOOKING STATEMENTS

Some of the statements in this release are forward-looking. These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) sales activity for the Company’s products, such as a decline in sales to one or more key customers, or to customers or in the nut or snack bar categories generally, in some or all channels, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (ii) changes in the availability and costs of raw materials and ingredients; (iii) the impact of any fixed price commitments with customers; (iv) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (v) the ability to accurately measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory adjustments, respectively; (vi) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (vii) the ability of the Company to control costs (including inflationary costs) and manage shortages in areas such as inputs, transportation and labor; (viii) uncertainty in economic conditions, including the potential for inflation or economic downturn leading to decreased consumer demand; (ix) the adverse effect of work slowdowns or stoppages, strikes, boycotts or other types of labor unrest; (x) the adverse effect of litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xi) losses due to significant disruptions at any of our production, processing or warehouse facilities; (xii) the ability to implement our Long-Range Plan, including growing our branded and private brand product sales, diversifying our product offerings (including by the launch of new products) and expanding into alternative sales channels; (xiii) technology disruptions or failures or the occurrence of cybersecurity incidents or breaches; (xiv) the inability to protect the Company’s brand value, intellectual property or avoid intellectual property disputes; (xv) our ability to manage the impacts of changing weather patterns on raw material availability due to climate change; and (xvi) our ability to operate and further integrate the acquired snack bar related assets at our Lakeville Facility and realize efficiencies and synergies from such acquisition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I - Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 27, 2024.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 26, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 26, 2024, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 26, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 10 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 27, 2024. Other than noted below, there were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 27, 2024 during the first quarter of fiscal 2025.

Increases in Labor Costs or Work Stoppages, Strikes or Other Labor Events Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As the number of our employees has grown, personnel costs, including the costs of medical and other employee health and welfare benefits, have increased. These costs can vary substantially as a result of an increase in the number, mix and experience of our employees and changes in health care and other employment-related laws. There are no assurances that we will succeed in reducing future increases in such costs, particularly if government regulations require us to change our health and welfare benefits, government regulations impose additional benefits or monitoring and compliance expenses, or we need to attract and retain additional qualified personnel or provide extra compensation due to other reasons. Increases in personnel costs can also be amplified by low unemployment rates, increased inflation, our preferences among workers in the labor market and general tight labor market conditions in any of the areas where we operate. Increases in labor costs at any of our suppliers, transportation providers, third parties that we do business with or third parties within our supply chain may also adversely impact the cost of our raw materials and other inputs and thus increase the cost of our products. Our inability to control such costs could materially and adversely affect our financial condition and results of operations.

Although we consider our labor relations to be good, if a significant number of our employees engaged in a work slowdown or stoppage, strike, boycott, or other type of labor unrest, it could impair our ability to source, manufacture and supply our products to customers. In addition, if there is a work slowdown or stoppage, strike, boycott or similar labor unrest event at a customer, supplier, transportation provider, road, port or dock, third party within our supply chain or government agency, it could similarly impact our ability to obtain raw materials, manufacture, ship, supply, or to otherwise provide our products to our customers. Any of these events could result in reduced sales and may distract our management from focusing on our business and strategic priorities. Any of these activities could materially and adversely affect our financial condition and results of operations.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2024.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

The following table shows our directors and officers that adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act:

Name & Position	Adoption Date	Shares of the Company's Common Stock	Expiration Date(1)
Ellen C. Taaffe, Director	August 28, 2024	1,004	June 2, 2025
Jeffrey T. Sanfilippo, Chief Executive Officer	September 17, 2024	5,158	September 17, 2025
Jasper B. Sanfilippo, Jr., Chief Operating Officer	September 17, 2024	5,158	September 17, 2025
Lisa A. Sanfilippo, Director	September 17, 2024	2,471	September 17, 2025

(1)
The plan expires on the date in this column, or upon the earlier completion of all authorized transactions under the Rule 10b5-1 plan.

During the quarter ended September 26, 2024, other than noted above, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 30, 2024.

JOHN B. SANFILIPPO & SON, INC.

By
/s/ Frank S. Pellegrino
Frank S. Pellegrino
Chief Financial Officer, Executive Vice President, Finance and Administration