Form 10-Q
period 2024-12-26
SANFILIPPO JOHN B & SON INC
filed 2025-01-29
CIK 880117

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2024

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

As of January 23, 2025, 9,040,641 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

For the Quarter Ended December 26, 2024

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 26, 2024	December 28, 2023	December 26, 2024	December 28, 2023
Net sales	$301,067	$291,222	$577,263	$525,327
Cost of sales	248,816	233,283	478,468	410,366
Gross profit	52,251	57,939	98,795	114,961
Operating expenses:
Selling expenses	22,620	21,001	42,459	42,993
Administrative expenses	10,262	11,563	19,960	22,016
Bargain purchase gain, net	—	(2,226)	—	(2,226)
Total operating expenses	32,882	30,338	62,419	62,783
Income from operations	19,369	27,601	36,376	52,178
Other expense:
Interest expense including $159, $175, $322 and $353 to related parties, respectively	772	1,055	1,288	1,282
Rental and miscellaneous expense, net	347	260	758	616
Pension expense (excluding service costs)	361	350	722	700
Total other expense, net	1,480	1,665	2,768	2,598
Income before income taxes	17,889	25,936	33,608	49,580
Income tax expense	4,294	6,765	8,354	12,821
Net income and comprehensive income	$13,595	$19,171	$25,254	$36,759
Net income per common share-basic	$1.17	$1.65	$2.17	$3.17
Net income per common share-diluted	$1.16	$1.64	$2.16	$3.15

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	December 26, 2024	June 27, 2024	December 28, 2023
ASSETS
CURRENT ASSETS:
Cash	$336	$484	$1,975
Accounts receivable, less allowance for doubtful accounts of $356, $318 and $370, respectively	81,200	84,960	77,416
Inventories	205,842	196,563	197,335
Prepaid expenses and other current assets	19,320	12,078	13,040
TOTAL CURRENT ASSETS	306,698	294,085	289,766
PROPERTY, PLANT AND EQUIPMENT:
Land	13,365	13,365	13,365
Buildings	116,684	115,517	114,708
Machinery and equipment	301,855	295,599	286,317
Furniture and leasehold improvements	5,482	5,423	5,310
Vehicles	1,134	912	790
Construction in progress	19,366	7,569	3,960
	457,886	438,385	424,450
Less: Accumulated depreciation	297,231	287,168	276,987
	160,655	151,217	147,463
Rental investment property, less accumulated depreciation of $15,649, $15,246 and $14,843, respectively	13,474	13,877	14,280
TOTAL PROPERTY, PLANT AND EQUIPMENT	174,129	165,094	161,743

Intangible assets, net	5,057	5,822	6,584
Deferred income taxes	3,900	3,130	562
Goodwill	11,750	11,750	11,750
Operating lease right-of-use assets	29,019	27,404	6,867
Other assets	14,700	8,290	7,187
TOTAL ASSETS	$545,253	$515,575	$484,459

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	December 26, 2024	June 27, 2024	December 28, 2023
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$49,753	$20,420	$32,052
Current maturities of related party long-term debt	834	737	704
Accounts payable	64,585	53,436	62,955
Bank overdraft	1,953	545	1,500
Accrued payroll and related benefits	14,690	35,601	17,479
Other accrued expenses	18,247	15,201	13,601
TOTAL CURRENT LIABILITIES	150,062	125,940	128,291

LONG-TERM LIABILITIES:
Long-term related party debt, less current maturities	5,969	6,365	6,742
Retirement plan	26,773	26,154	27,338
Long-term operating lease liabilities, net of current portion	25,754	24,877	5,141
Long-term workers' compensation liabilities	7,857	7,673	7,291
Other	3,207	1,953	2,419
TOTAL LONG-TERM LIABILITIES	69,560	67,022	48,931
TOTAL LIABILITIES	219,622	192,962	177,222

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 9,158,541, 9,123,938 and 9,120,560 shares issued, respectively	92	91	91
Capital in excess of par value	137,858	135,691	133,432
Retained earnings	187,815	186,965	175,096
Accumulated other comprehensive income (loss)	1,044	1,044	(204)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)
TOTAL STOCKHOLDERS’ EQUITY	325,631	322,613	307,237
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$545,253	$515,575	$484,459

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share amounts)

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income (Loss)	Stock	Total
Balance, June 27, 2024	2,597,426	$26	9,123,938	$91	$135,691	$186,965	$1,044	$(1,204)	$322,613
Net income						11,659			11,659
Cash dividends ($2.10 per share)						(24,404)			(24,404)
Stock-based compensation expense					935				935
Balance, September 26, 2024	2,597,426	$26	9,123,938	$91	$136,626	$174,220	$1,044	$(1,204)	$310,803
Net income						13,595			13,595
Equity award exercises, net of shares withheld for employee taxes			34,603	1	(484)				(483)
Stock-based compensation expense					1,716				1,716
Balance, December 26, 2024	2,597,426	$26	9,158,541	$92	$137,858	$187,815	$1,044	$(1,204)	$325,631

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income (Loss)	Stock	Total
Balance, June 29, 2023	2,597,426	$26	9,076,326	$91	$131,986	$161,512	$(204)	$(1,204)	$292,207
Net income						17,588			17,588
Cash dividends ($2.00 per share)						(23,175)			(23,175)
Equity award exercises			14,605	—	—				—
Stock-based compensation expense					747				747
Balance, September 28, 2023	2,597,426	$26	9,090,931	$91	$132,733	$155,925	$(204)	$(1,204)	$287,367
Net income						19,171			19,171
Equity award exercises, net of shares withheld for employee taxes			29,629	—	(684)				(684)
Stock-based compensation expense					1,383				1,383
Balance, December 28, 2023	2,597,426	$26	9,120,560	$91	$133,432	$175,096	$(204)	$(1,204)	$307,237

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Twenty-Six Weeks Ended
	December 26, 2024	December 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,254	$36,759
Depreciation and amortization	13,153	11,715
Amortization of operating lease right-of-use assets	2,185	877
Loss on disposition of assets, net	671	140
Deferred income tax (benefit) expense	(770)	2,280
Stock-based compensation expense	2,651	2,130
Bargain purchase gain, net	—	(2,226)
Change in assets and liabilities, net of Acquisition:
Accounts receivable, net	3,798	(4,542)
Inventories	(9,279)	11,101
Prepaid expenses and other current assets	(3,683)	(2,942)
Accounts payable	9,039	20,557
Accrued expenses	(18,628)	(10,310)
Income taxes receivable	(3,559)	(4,180)
Other long-term assets and liabilities	(1,755)	(512)
Other, net	839	325
Net cash provided by operating activities	19,916	61,172

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(25,548)	(10,882)
Business acquisitions, net	—	(58,974)
Other, net	(70)	(53)
Net cash used in investing activities	(25,618)	(69,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings	29,333	32,052
Debt issue costs	—	(316)
Principal payments on long-term debt	(299)	(328)
Increase in bank overdraft	1,408	1,215
Dividends paid	(24,404)	(23,175)
Taxes paid related to net share settlement of equity awards	(484)	(684)
Net cash provided by financing activities	5,554	8,764

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(148)	27
Cash and cash equivalents, beginning of period	484	1,948
Cash, end of period	$336	$1,975

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
•
References herein to the second quarter of fiscal 2025 and fiscal 2024 are to the quarters ended December 26, 2024 and December 28, 2023, respectively.
•
References herein to the first half or first twenty-six weeks of fiscal 2025 and fiscal 2024 are to the twenty-six weeks ended December 26, 2024 and December 28, 2023, respectively.

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

Contract Balances

Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. The contract asset balance at December 26, 2024 was $611 and is recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. There was no contract asset balance for the other periods presented. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.

Disaggregation of Revenue

Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
Distribution Channel	December 26, 2024	December 28, 2023	December 26, 2024	December 28, 2023
Consumer	$251,359	$241,362	$480,743	$425,696
Commercial Ingredients	26,589	27,712	53,489	55,847
Contract Manufacturing	23,119	22,148	43,031	43,784
Total	$301,067	$291,222	$577,263	$525,327

Note 3 – Leases

Description of Leases

We lease warehouse space, equipment used in the transportation of goods in our warehouses and a limited number of automobiles and trailers. Our leases generally do not contain any explicit guarantees of residual value and, with the exception of our warehousing and distribution center in Huntley, IL, generally do not contain non-lease components. Our leases for warehouse transportation equipment generally require the equipment to be returned to the lessor in good working order.

Through a review of our contracts, we determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. With the exception of our warehouse leases, none of our other leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 7.1 years.

It is our accounting policy not to apply lease recognition requirements to short-term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. We have also made the policy election to not separate lease and non-lease components for all leases.

The following table provides supplemental information related to operating lease right-of-use assets and liabilities:

	December 26, 2024	June 27, 2024	December 28, 2023	Affected Line Item in Consolidated Balance Sheets
Assets
Operating lease right-of-use assets	$29,019	$27,404	$6,867	Operating lease right-of-use assets
Total lease right-of-use assets	$29,019	$27,404	$6,867

Liabilities
Current:
Operating leases	$4,211	$2,623	$1,751	Other accrued expenses
Noncurrent:
Operating leases	25,754	24,877	5,141	Long-term operating lease liabilities
Total lease liabilities	$29,965	$27,500	$6,892

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 26, 2024	December 28, 2023	December 26, 2024	December 28, 2023
Operating lease costs (a)	$1,971	$719	$3,713	$1,389
Variable lease costs (b)	134	33	306	(141)
Total lease cost	$2,105	$752	$4,019	$1,248

(a)
Includes short-term leases which are immaterial.
(b)
Variable lease costs consist of property taxes, sales tax, insurance and lease overtime charges.

Supplemental cash flow and other information related to leases was as follows:

	For the Twenty-Six Weeks Ended
	December 26, 2024	December 28, 2023
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$2,246	$1,210

Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$3,800	$1,320

	December 26, 2024	June 27, 2024	December 28, 2023
Weighted average remaining lease term (in years)	6.1	6.6	4.2
Weighted average discount rate	6.7%	6.8%	6.9%

Maturities of operating lease liabilities as of December 26, 2024 are as follows:

Fiscal Year Ending
June 26, 2025 (excluding the twenty-six weeks ended December 26, 2024)	$3,201
June 25, 2026	5,981
June 24, 2027	6,075
June 29, 2028	5,935
June 28, 2029	5,029
June 27, 2030	4,073
Thereafter	6,414
Total lease payments	36,708
Less imputed interest	(6,743)
Present value of operating lease liabilities	$29,965

At December 26, 2024, the Company has additional operating leases of approximately $472 that have not yet commenced and therefore are not reflected in the Consolidated Balance Sheet and tables above. The leases are scheduled to commence in the third quarter of fiscal 2025 with initial lease terms ranging from 1 to 6 years.

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

Leasing revenue is as follows:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 26, 2024	December 28, 2023	December 26, 2024	December 28, 2023
Lease income related to lease payments	$478	$533	$957	$977

The future minimum, undiscounted fixed cash flows under non-cancelable tenant operating leases for each of the next five years and thereafter are as follows:

Fiscal Year Ending
June 26, 2025 (excluding the twenty-six weeks ended December 26, 2024)	$497
June 25, 2026	1,071
June 24, 2027	1,055
June 29, 2028	391
June 28, 2029	336
June 27, 2030	343
Thereafter	1,135
$4,828

Note 4 – Inventories

Inventories consist of the following:

	December 26, 2024	June 27, 2024	December 28, 2023
Raw material and supplies	$96,109	$85,300	$81,564
Work-in-process and finished goods	109,733	111,263	115,771
Total	$205,842	$196,563	$197,335

Note 5 – Goodwill and Intangible Assets

Identifiable intangible assets that are subject to amortization consist of the following:

	December 26, 2024	June 27, 2024	December 28, 2023
Customer relationships	$21,350	$21,350	$21,350
Brand names	17,070	17,070	17,070
Product formulas	850	850	850
Non-compete agreement	300	300	300
	39,570	39,570	39,570
Less accumulated amortization:
Customer relationships	(21,004)	(20,680)	(20,356)
Brand names	(13,024)	(12,668)	(12,314)
Product formulas	(202)	(121)	(40)
Non-compete agreement	(283)	(279)	(276)
	(34,513)	(33,748)	(32,986)
Net intangible assets	$5,057	$5,822	$6,584

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the Squirrel Brand, Southern Style Nuts and Just the Cheese brand names. Product formulas relate to the acquisition of certain snack bar assets completed in fiscal 2024.

Total amortization expense related to intangible assets, which is classified in “administrative expenses” in the Consolidated Statement of Comprehensive Income, was $384 and $765 for the quarter and twenty-six weeks ended December 26, 2024, respectively. Amortization expense for the remainder of fiscal 2025 is expected to be approximately $629 and expected amortization expense the next five fiscal years is as follows:

Fiscal Year Ending
June 25, 2026	$1,042
June 24, 2027	847
June 29, 2028	677
June 28, 2029	496
June 27, 2030	400

Our net goodwill at December 26, 2024 was comprised of $9,650 from the Squirrel Brand acquisition completed in fiscal 2018 and $2,100 from the Just the Cheese brand acquisition completed in fiscal 2023. The changes in the carrying amount of goodwill since June 29, 2023 are as follows:

Gross goodwill balance at June 29, 2023	$20,516
Accumulated impairment losses	(8,766)
Net goodwill balance at June 29, 2023	11,750
Goodwill acquired during fiscal 2024	—
Net balance at June 27, 2024	11,750
Goodwill acquired during fiscal 2025	—
Net balance at December 26, 2024	$11,750

Note 6 – Credit Facility

Our Amended and Restated Credit Agreement dated March 5, 2020 provides for a $117,500 senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by our accounts receivable and inventory.

On September 29, 2023, we entered into the Second Amendment to our Amended and Restated Credit Agreement which, among other things, increased the amount available to borrow under the Credit Facility to $150,000, extended the maturity date to September 29, 2028 and allows the Company to pay up to $100,000 in dividends per year, subject to meeting availability tests.

At December 26, 2024, we had $95,562 of available credit under the Credit Facility which reflects borrowings of $49,753 and reduced availability as a result of $4,685 in outstanding letters of credit. As of December 26, 2024, we were in compliance with all financial covenants under the Credit Facility.

Note 7 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 26, 2024	December 28, 2023	December 26, 2024	December 28, 2023
Weighted average number of shares outstanding – basic	11,647,791	11,611,409	11,640,598	11,603,185
Effect of dilutive securities:
Restricted stock units	62,300	56,146	73,129	67,964
Weighted average number of shares outstanding – diluted	11,710,091	11,667,555	11,713,727	11,671,149

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for any periods presented.

Note 8 – Stock-Based Compensation Plans

The following is a summary of Restricted Stock Unit (“RSU”) activity for the first twenty-six weeks of fiscal 2025:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 27, 2024	147,443	$73.09
Granted	63,414	$75.03
Vested (a)	(40,216)	$77.20
Forfeited	(598)	$76.10
Outstanding at December 26, 2024	170,043	$72.83

(a)
The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.

At December 26, 2024, there were 31,495 RSUs outstanding that were vested but deferred.

The following is a summary of Performance Stock Unit (“PSU”) activity for the first twenty-six weeks of fiscal 2025:

Performance Stock Units (a)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 27, 2024	8,031	$82.99
Granted	10,481	$72.08
Vested	—	$—
Forfeited	—	$—
Outstanding at December 26, 2024	18,512	$76.81

(a)
The PSUs are presented based on reaching target performance. The PSUs vest approximately 33 months from the grant date, with the number of shares earned (ranging from 0% to 200% of the target award) depending on the extent to which we achieve certain performance metrics. Based on current expectations and performance against these metrics, we expect 24,533 PSUs to be earned and thus vest at the end of the applicable vesting periods. The final number of shares that will eventually be earned and vest (if any) has not yet been determined as of December 26, 2024.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 26, 2024	December 28, 2023	December 26, 2024	December 28, 2023
Stock-based compensation expense	$1,716	$1,383	$2,651	$2,130

As of December 26, 2024, there was $7,819 of total unrecognized compensation expense related to non-vested RSUs and PSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.7 years.

Note 9 – Retirement Plan

The Supplemental Employee Retirement Plan (“Retirement Plan”) is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service. The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 26, 2024	December 28, 2023	December 26, 2024	December 28, 2023
Service cost	$129	$63	$258	$126
Interest cost	361	350	722	700
Net periodic benefit cost	$490	$413	$980	$826

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt:

	December 26, 2024	June 27, 2024	December 28, 2023
Carrying value of current and long-term debt:	$6,803	$7,102	$7,446
Fair value of current and long-term debt:	6,545	6,496	6,654

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

Note 12 – Recent Accounting Pronouncements

The following recent accounting pronouncements have not yet been adopted:

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280)”. The amendments in this update modify the disclosure requirements by expanding the disclosures required for reportable segments in annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments require that any entity that has a single reportable segment provide all the disclosures required either in this update or already existing in Topic 280. The amendments are effective for public entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments will be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of this update but do not expect it to have a material impact on our Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses”. The amendments in this update require disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments are effective for public entities for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this update on our related disclosures.

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
•
References herein to the second quarter of fiscal 2025 and fiscal 2024 are to the quarters ended December 26, 2024 and December 28, 2023, respectively.
•
References herein to the first three quarters or first twenty-six weeks of fiscal 2025 and fiscal 2024 are to the twenty-six weeks ended December 26, 2024 and December 28, 2023, respectively.

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

Our Long-Range Plan defines our future growth priorities and focuses on growing our private brand business across key customers, as well as transforming Fisher, Orchard Valley Harvest and Squirrel Brand into leading brands while increasing distribution and diversifying our portfolio into high growth snacking segments. We will execute on our Long-Range Plan by providing our private brand customers value-added solutions and innovative products based on our extensive industry and consumer expertise, such as our newly developed product line of private brand nutrition bars. We will focus on growing our branded business by reaching new consumers via product expansion and packaging innovation, expanding distribution across current and alternative channels, diversifying our product offerings and focusing on new ways for consumers to buy our products, including sales via e-commerce platforms. Our Long-Range Plan also contemplates increasing our sales through product innovation and targeted, opportunistic acquisitions, such as the acquisition of certain snack bar assets including inventory, product formulas, a manufacturing facility and related equipment located in Lakeville, Minnesota, (the “Lakeville Acquisition”) which we completed the first day of the second quarter of fiscal 2024. The Lakeville Acquisition expanded our ability to produce private brand snack bars, increased our overall production capabilities and allows us to provide our private brand customers with a complete snack bar portfolio. In addition, we also acquired additional snack bar production assets in the first quarter of fiscal 2025 that will expand our manufacturing capacity and support further growth in our bar business. Beginning in the current fiscal quarter and continuing into the next fiscal year, we plan to allocate significant additional capital to purchase new equipment (and incur related expenses) in order to further expand our production capabilities, increase our efficiency and enhance our product offerings for our customers.

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

We face a number of challenges in the future, which include the impacts of higher prices in food, in part due to underlying commodity acquisition costs, uncertainty over interest rates that may negatively impact economic growth, consumers reducing their snack purchases, including branded nut products or products with lower gross profit margin, potential for economic downturn in the markets in which we operate and supply chain challenges. To stay compliant with recent changes in employment laws across states where we operate and remain competitive in attracting qualified talent, we expect our labor costs to continue to increase in the 2025 fiscal year and beyond.

Inflation and Consumer Trends

We face changing industry trends as consumers' purchasing preferences evolve. We have continued to see higher selling prices at retail, with price increases starting to moderate for some products, including snack nuts and trail mix, and decrease for other products. While moderated, these higher prices across our categories and the broader food market, coupled with a potential economic downturn and tightening of consumer finances due to reduced government support through programs such as SNAP or a variety of other macroeconomic reasons, are causing consumers to purchase fewer snack products. We have seen sales volume stabilize for snack nuts, trail mix and snack bars while sales volume for recipe nuts has continued to decline given higher prices. Consumers continue to shift their preferences to private brands or lower priced nuts or snack bars or purchase snack products outside the snack nut, trail mix and snack bar categories. We are also seeing signs of consumers shifting to more value-focused retailers, such as mass merchandising retailers and club stores, not all of which we distribute or sell to. Additionally, the increased use and/or prevalence of certain weight loss drugs, which may suppress a person’s appetite and/or impact a person's preferences, may impact the demand or consumption patterns for certain of our products. We have responded by focusing on our strengths, including our knowledge of the snack and trail nut categories, product innovation and judicious use of trade spending and pricing actions.

Supply Chain and Transportation

Global supply chain pressures have eased compared to fiscal 2024, but pockets of challenges, delays and extended lead-times still exist. While we do not have direct exposure to suppliers in Russia, Ukraine or Israel, the conflicts and prospects for conflict in these regions could continue to result in volatile commodity markets, supply chain disruptions and increased costs. Overall packaging and ingredient inflation appears to be moderating or leveling off in the 2025 fiscal year. With the change in the presidential administration, there is a risk of new tariffs being levied on products we purchase from foreign countries such as China, Canada and Mexico. These tariffs could lead to an increase in the cost of certain raw materials we use in our business and our financial performance may be adversely impacted if we cannot pass on the cost increases in the form of price increases to our customers.

Trucking capacity continues to decline, potentially leading to further instability in the transportation industry in the 2025 fiscal year. While indicators suggest transportation prices are stabilizing, the overall transportation environment remains unpredictable.

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

We have remained agile by proactively identifying risks, modifying inventory plans and diversifying our supplier base to mitigate risk of customer order shortages and maintain our supply chain. We continue to proactively manage our business in response to the evolving global economic environment and related uncertainty and intend to take steps to further mitigate impacts to our supply chain as they develop. If these supply chain pressures continue or worsen, or we cannot obtain the transportation and labor services needed to obtain raw materials or fulfill customer orders, such shortages and supply chain issues could have an unfavorable impact on net sales and our operations in the remainder of fiscal 2025. Furthermore, record cocoa prices have been fueled by a third-consecutive short crop in calendar 2024. Cocoa market prices have continued to be volatile and have reached new highs. Cocoa production was down significantly in Ivory Coast and Ghana due to a combination of inclement weather, crop disease and lack of farm investment. Despite higher cocoa prices, consumption remained strong, leading to predictions of a large production deficit. Additionally, as costs increase due to these circumstances or due to overall inflationary pressures, there is a further risk of our not being able to pass (in part or in full) such potential cost increases on to our customers or in a timely manner. If we cannot align costs with prices for our products, our financial performance could be adversely impacted.

QUARTERLY HIGHLIGHTS

Our net sales of $301.1 million for the second quarter of fiscal 2025 increased $9.8 million, or 3.4%, from our net sales of $291.2 million for the second quarter of fiscal 2024. Net sales for the first twenty-six weeks of fiscal 2025 increased by $51.9 million, or 9.9%, to $577.3 million compared to the first twenty-six weeks of fiscal 2024.

Sales volume, measured as pounds sold to customers, increased 7.1% compared to the second quarter of fiscal 2024. Sales volume for the first twenty-six weeks of fiscal 2025 increased 14.9% compared to the first twenty-six weeks of fiscal 2024.

Gross profit decreased $5.7 million, and our gross profit margin, as a percentage of net sales, decreased to 17.4% for the second quarter of fiscal 2025 compared to 19.9% for the second quarter of fiscal 2024. Gross profit decreased $16.2 million, and our gross profit margin decreased to 17.1% from 21.9% for the first twenty-six weeks of fiscal 2025 compared to the first twenty-six weeks of fiscal 2024.

Total operating expenses for the second quarter of fiscal 2025 increased by $2.5 million, or 8.4%, compared to the second quarter of fiscal 2024. As a percentage of net sales, total operating expenses in the second quarter of fiscal 2025 increased to 10.9% from 10.4% for the second quarter of fiscal 2024. Total operating expenses for the first twenty-six weeks of fiscal 2025 decreased by $0.4 million, or 0.6%, compared to the first twenty-six weeks of fiscal 2024. As a percentage of net sales, total operating expenses for the first twenty-six weeks of fiscal 2025 decreased to 10.8% from 12.0% for the first twenty-six weeks of fiscal 2024.

The total value of inventories on hand at the end of the second quarter of fiscal 2025 increased $8.5 million, or 4.3%, in comparison to the total value of inventories on hand at the end of the second quarter of fiscal 2024.

We have seen acquisition costs for walnuts increase significantly and cashew and pecan costs increase modestly, and we have seen acquisition costs for peanuts slightly decrease in the 2024 crop year (which falls into our current 2025 fiscal year). We completed procurement of inshell walnuts during the first half of fiscal 2025. During the third quarter, we will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual final liability will be determined during the third quarter of fiscal 2025 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS

Net Sales

In the second quarter of fiscal 2025, our net sales increased 3.4% to $301.1 million compared to net sales of $291.2 million for the second quarter of fiscal 2024. Sales volume, which is defined as pounds sold to customers, increased 7.1%. The weighted average sales price per pound decreased 3.4% primarily due to higher sales volume of lower priced snack bars, granola and private brand recipe nuts (pecans and walnuts). Additionally, strategic pricing decisions and competitive pricing pressures contributed to the overall decrease in weighted average selling price.

For the first twenty-six weeks of fiscal 2025 our net sales were $577.3 million, an increase of $51.9 million, or 9.9%, compared to the same period of fiscal 2024 primarily due to the Lakeville Acquisition. Excluding the fiscal 2025 first quarter's impact of the Lakeville Acquisition, net sales increased 2.2% to $536.8 million, which was primarily attributable to a 4.1% increase in sales volume which was offset by a 1.9% decrease in weighted average selling price per pound.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-Six Weeks Ended
Product Type	December 26, 2024	December 28, 2023	December 26, 2024	December 28, 2023
Peanuts & Peanut Butter	15.2%	16.3%	15.8%	18.0%
Pecans	15.5	14.2	11.7	12.0
Cashews & Mixed Nuts	17.4	17.7	17.3	19.1
Walnuts	5.5	5.3	4.9	5.1
Almonds	6.7	7.4	6.8	8.2
Trail & Snack Mixes	21.5	23.4	24.0	25.5
Snack & Nutrition Bars	12.3	9.8	13.6	5.7
Other	5.9	5.9	5.9	6.4
Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	December 26, 2024	Percentage of Total	December 28, 2023	Percentage of Total	$ Change	% Change
Consumer (1)	$251,359	83.5%	$241,362	82.9%	$9,997	4.1%
Commercial Ingredients	26,589	8.8	27,712	9.5	(1,123)	(4.1)
Contract Manufacturing	23,119	7.7	22,148	7.6	971	4.4
Total	$301,067	100.0%	$291,222	100.0%	$9,845	3.4%

(1)
Sales of branded products were approximately 21% and 22% of total consumer sales during the second quarter of fiscal 2025 and fiscal 2024, respectively. Fisher branded products were approximately 72% and 73% of branded sales during the second quarter of fiscal 2025 and fiscal 2024, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Twenty-Six Weeks Ended
Distribution Channel	December 26, 2024	Percentage of Total	December 28, 2023	Percentage of Total	$ Change	% Change
Consumer (1)	$480,743	83.2%	$425,696	81.1%	$55,047	12.9%
Commercial Ingredients	53,489	9.3	55,847	10.6	(2,358)	(4.2)
Contract Manufacturing	43,031	7.5	43,784	8.3	(753)	(1.7)
Total	$577,263	100.0%	$525,327	100.0%	$51,936	9.9%

(1)
Sales of branded products were approximately 19% and 21% of total consumer sales during the first twenty-six weeks of fiscal 2025 and fiscal 2024, respectively. Fisher branded products were approximately 66% and 69% of branded sales during the first twenty-six weeks of fiscal 2025 and fiscal 2024, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased $10.0 million, or 4.1%, and sales volume increased 2.9% in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. The sales volume increase was driven by a 27.6% increase in bars volume due to a mass merchandising retailer returning to normalized inventory levels. In addition, the sales volume increase was due to higher sales volume of pecans, walnuts and snack and trail mix, mainly due to new distribution, which was partially offset by a sales volume decrease due to soft consumer demand, as well as downsized pack sizes and the discontinuation of peanut butter, all at the same mass merchandising retailer. Furthermore, this sales volume increase was also partially offset by soft consumer demand and decreased seasonal nut and trail mix volume at another mass merchandising retailer. Sales volume of Fisher recipe nuts increased 3.8% due to increased merchandising activity at several customers. Sales volume of Southern Style Nuts increased 11.8% due to the return normalized inventory levels and increased sales velocity at a club store customer.

In the first twenty-six weeks of fiscal 2025, net sales in the consumer distribution channel increased $55.0 million, or 12.9%, and sales volume increased 15.0% compared to the same period of fiscal 2024 due to the Lakeville Acquisition. Excluding the fiscal 2025 first quarter's impact of the Lakeville Acquisition, net sales in the consumer distribution channel increased $17.3 million, or 4.1%, and sales volume increased 3.1%. Private brand sales volume increased 18.0% largely due to the Lakeville Acquisition. Excluding the fiscal 2025 first quarter's impact of the Lakeville Acquisition, private brand sales volume increased 3.9% due to growth in bars from a mass merchandising retailer returning to normalized inventory levels. These increases were partially offset by soft consumer demand at another mass merchandising retailer, in addition to decreased seasonal nut and trail mix volume.

Net sales in the commercial ingredients distribution channel decreased $1.1 million, or 4.1%, and sales volume increased 1.4% in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. The sales volume increase was primarily driven by higher sales of peanut crushing stock to peanut oil processors and higher sales from new distribution to a foodservice customer, partially offset by lost business to another customer.

In the first twenty-six weeks of fiscal 2025, net sales in the commercial ingredients distribution channel decreased $2.4 million, or 4.2%, and sales volume increased 1.3% compared to the same period of fiscal 2024. Excluding the fiscal 2025 first quarter's impact of the Lakeville Acquisition, net sales in the commercial ingredients channel decreased $2.6 million, or 4.7%, and sales volume increased 0.4%. The net sales decrease was due to lost business at a customer and the sales volume increase was attributable to the same reasons cited in the quarterly comparison.

Net sales in the contract manufacturing distribution channel increased $1.0 million, or 4.4%, and sales volume increased 55.6% in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. The increase in sales volume was due to increased granola volume processed in our Lakeville facility. This increase was partially offset by reduced peanut and cashews sales volume to a major customer due to soft consumer demand.

In the first twenty-six weeks of fiscal 2025, net sales in the contract manufacturing distribution channel decreased $0.8 million, or 1.7%, and sales volume increased 34.4% compared to the same period of fiscal 2024. The sales volume increase was due to increased granola volume. Excluding the fiscal 2025 first quarter's impact of the Lakeville Acquisition, net sales in the contract manufacturing channel decreased $3.1 million, or 7.3%, and sales volume increased 17.8% for the reason cited in the quarterly comparison.

Gross Profit

Gross profit decreased by $5.7 million, or 9.8%, to $52.3 million for the second quarter of fiscal 2025 compared to $57.9 million for the second quarter of fiscal 2024. The decrease in gross profit was due to lower selling prices caused by competitive pricing pressures and strategic pricing decisions along with higher commodity acquisition costs for most tree nuts. This decrease was partially offset by improved profitability of bars due to operational efficiencies we implemented since the Lakeville Acquisition last year. Our gross profit margin, as a percentage of net sales, decreased to 17.4% for the second quarter of fiscal 2025 compared to 19.9% for the second quarter of fiscal 2024.

Gross profit was $98.8 million for the first twenty-six weeks of fiscal 2025 compared to $115.0 million for the first twenty-six weeks of fiscal 2024 for the same reason cited in the quarterly comparison. Our gross profit margin, as a percentage of net sales, decreased to 17.1% for the first twenty-six weeks of fiscal 2025 compared to 21.9% for the first twenty-six weeks of fiscal 2024.

Operating Expenses

Total operating expenses for the second quarter of fiscal 2025 increased by $2.5 million, or 8.4%, to $32.9 million. Operating expenses increased to 10.9% of net sales for the second quarter of fiscal 2025 compared to 10.4% of net sales for the second quarter of fiscal 2024. The increase in total operating expenses is net of the $2.2 million net gain on bargain purchase that occurred in the second quarter of fiscal 2024 due to the Lakeville Acquisition.

Selling expenses for the second quarter of fiscal 2025 were $22.6 million, an increase of $1.6 million, or 7.7%, from the second quarter of fiscal 2024. The increase was driven by a $1.0 million increase in rent expense related to our new Huntley facility lease, a $0.9 million increase in freight expense and a $0.6 million increase in compensation-related expenses. These increases were partially offset by a $0.6 million decrease in incentive compensation expense.

Administrative expenses for the second quarter of fiscal 2025 decreased $1.3 million, or 11.3%, to $10.3 million compared to $11.6 million for the second quarter of fiscal 2024. The decrease was due to a $1.0 million decrease in incentive compensation expense and a $0.4 million decrease in consulting expense, primarily related to the prior year Lakeville Acquisition.

Total operating expenses for the first twenty-six weeks of fiscal 2025 decreased by $0.4 million, or 0.6%, to $62.4 million. Operating expenses decreased to 10.8% of net sales for the first twenty-six weeks of fiscal 2025 compared to 12.0% of net sales for the first twenty-six weeks of fiscal 2024. The decrease in total operating expenses is net of the $2.2 million net gain on bargain purchase that occurred in the second quarter of fiscal 2024 due to the Lakeville Acquisition.

Selling expenses for the first twenty-six weeks of fiscal 2025 were $42.5 million, a decrease of $0.5 million, or 1.2%, from the first twenty-six weeks of fiscal 2024. The decrease was driven primarily by a $4.0 million decrease in advertising and consumer insight research expense, and a $1.5 million decrease in incentive compensation expense. These decreases were largely offset by a $2.0 million increase in rent expense related to our new Huntley facility lease, a $1.8 million increase in freight expense due to an increase in delivered sales pounds, and a $1.1 million increase in compensation-related expenses.

Administrative expenses for the first twenty-six weeks of fiscal 2025 decreased $2.1 million, or 9.3%, to $20.0 million compared the first twenty-six weeks of fiscal 2024. The decrease was primarily due to a $2.5 million decrease in incentive compensation expense and a $0.7 million decrease in legal expenses, primarily related to the Lakeville Acquisition. These were partially offset by a $0.4 million increase in equity compensation expense due to more retirement-eligible award recipients and a $0.5 million increase in loss on asset disposals.

Income from Operations

Due to the factors discussed above, income from operations was $19.4 million, or 6.4% of net sales, for the second quarter of fiscal 2025 compared to $27.6 million, or 9.5% of net sales, for the second quarter of fiscal 2024.

Due to the factors discussed above, income from operations was $36.4 million, or 6.3% of net sales, for the first twenty-six weeks of fiscal 2025 compared to $52.2 million, or 9.9% of net sales, for the first twenty-six weeks of fiscal 2024.

Interest Expense

Interest expense was $0.8 million for the second quarter of fiscal 2025 compared to $1.1 million for the second quarter of fiscal 2024.

Interest expense was $1.3 million for both the first twenty-six weeks of fiscal 2025 and fiscal 2024.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.3 million for both the second quarter of fiscal 2025 and fiscal 2024.

Net rental and miscellaneous expense was $0.8 million for the first twenty-six weeks of fiscal 2025 and $0.6 million for the first twenty-six weeks of fiscal 2024.

Pension Expense (Excluding Service Costs)

Pension expense (excluding service costs) was $0.4 million for both the second quarter of fiscal 2025 and fiscal 2024 and $0.7 million for both the first twenty-six weeks of fiscal 2025 and fiscal 2024.

Income Tax Expense

Income tax expense was $4.3 million, or 24.0% of income before income taxes (“effective tax rate”), for the second quarter of fiscal 2025 compared to $6.8 million, or 26.1% of income before income taxes, for the second quarter of fiscal 2024. The decrease in the effective tax rate is primarily due to a larger than anticipated research and development credit for the current fiscal year. Additionally, there is a reduction in the disallowed deduction related to officer compensation. These factors, along with the impact of lower pretax income, contributed to the decrease in effective tax rate.

Income tax expense was $8.4 million, or 24.9% of income before income taxes, for the first twenty-six weeks of fiscal 2025 compared to $12.8 million, or 25.9% of income before income taxes, for the first twenty-six weeks of fiscal 2024.

Net Income

Net income was $13.6 million, or $1.17 per common share basic and $1.16 per common share diluted, for the second quarter of fiscal 2025, compared to $19.2 million, or $1.65 per common share basic and $1.64 per common share diluted, for the second quarter of fiscal 2024.

Net income was $25.3 million, or $2.17 per common share basic and $2.16 per common share diluted, for the first twenty-six weeks of fiscal 2025, compared to $36.8 million, or $3.17 per common share basic and $3.15 per common share diluted, for the first twenty-six weeks of fiscal 2024.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Long-Range Plan through growing our branded and private brand programs, modernize and expand our equipment, consummate and integrate business acquisitions, return cash to our stockholders through dividends, repay indebtedness and pay amounts owed under the Retirement Plan. Also, various uncertainties, including cost uncertainties, could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. Beginning in the current fiscal quarter and continuing into the next fiscal year, we plan to invest approximately $90.0 million in capital expenditures (and related expenses) to acquire and install equipment, and make related infrastructure improvements to expand our production capabilities, increase our efficiency, and further enhance our product offerings to our customers. We intend to obtain one or more equipment loans to finance a portion of this capital investment, and for the remainder we may fund with borrowings under our Credit Facility and/or use available cash generated from our operations. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility and the aforementioned equipment loan or loans will be sufficient to fund our operations and capital expenditures for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products, increase consumer insight capabilities and promotional efforts, reinvest in the Company through capital expenditures, develop new products, pay cash dividends, consummate strategic investments and business acquisitions, such as the Lakeville Acquisition, and explore and pursue other growth strategies outlined in our Long-Range Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first half of fiscal 2025 and 2024, respectively (dollars in thousands):

	December 26, 2024	December 28, 2023	$ Change
Operating activities	$19,916	$61,172	$(41,256)
Investing activities	(25,618)	(69,909)	44,291
Financing activities	5,554	8,764	(3,210)
Total change in cash	$(148)	$27	$(175)

Operating Activities Net cash provided by operating activities was $19.9 million for the first twenty-six weeks of fiscal 2025 compared to net cash provided by operating activities of $61.2 million for the comparative period of fiscal 2024. The decrease in operating cash flow was primarily due to changes in working capital and a lower net income.

Total inventories were $205.8 million at December 26, 2024, an increase of $9.3 million, or 4.7%, from the inventory balance at June 27, 2024, and an increase of $8.5 million, or 4.3%, from the inventory balance at December 28, 2023. The increase in inventories at December 26, 2024 compared to December 28, 2023 was primarily due to higher commodity acquisition cost for almost all major tree nuts and chocolate as well as higher on hand quantities of almonds and cashews. These increases were partially offset by decreased snack bar related inventory.

Raw nut and dried fruit input stocks, some of which are classified as work-in-process, decreased by 4.9 million pounds, or 7.6%, at December 26, 2024 compared to December 28, 2023 due to lower quantities of walnuts, pecans and peanuts on hand partially offset by higher quantities of almonds and cashews on hand. The weighted average cost per pound of raw nut input stocks on hand at the end of the second quarter of fiscal 2025 increased 33.7% compared to the end of the second quarter of fiscal 2024 primarily due to higher commodity acquisition costs for almost all major tree nuts.

Investing Activities Cash used in investing activities was $25.6 million during the first twenty-six weeks of fiscal 2025 compared to $69.9 million for the same period last year. The decrease in cash used in investing activities was primarily due to the $59.0 million net purchase price for the Lakeville Acquisition in second quarter of fiscal 2024. Capital asset purchases were $25.5 million during the first twenty-six weeks of fiscal 2025 compared to $10.9 million for the first twenty-six weeks of fiscal 2024. We expect total capital expenditures for new equipment, including progress payments, facility upgrades and food safety enhancements to be approximately $65.0 million for fiscal 2025. A significant amount of the fiscal 2025 capital expenditures will be for the planned purchase of equipment to expand our production capabilities and related infrastructure improvements as described above. We expect to fund these capital purchases through a combination of borrowings under our existing Credit Facility, use of available cash from our operations and equipment loans expected to be incurred in the second half of fiscal 2025. Absent any additional material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under the Credit Facility and equipment financing, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash provided by financing activities was $5.6 million during the first twenty-six weeks of fiscal 2025 compared to $8.8 million for the same period last year. Net borrowings under our Credit Facility were $29.3 million during the first twenty-six weeks of fiscal 2025 compared to $32.1 million for the first twenty-six weeks of fiscal 2024. Dividends paid in the first twenty-six weeks of fiscal 2025 were approximately $1.2 million more than dividends paid in the same period last year.

Real Estate Matters

In August 2008, we completed the consolidation of our Chicago-based facilities into our Elgin headquarters (“Elgin Site”). The Elgin Site includes both an office building and a warehouse. We are currently attempting to find additional tenants for the available space in the office building at the Elgin Site. Until additional tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 68% of the rentable area in the office building is currently vacant. Approximately 29% of the rentable area has not been built-out. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures will likely be necessary to lease the remaining space.

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

On March 5, 2020, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which amended and restated our Credit Agreement (the “Former Credit Agreement”) with bank lenders. The Amended and Restated Credit Agreement provided for a $117.5 million senior secured revolving credit facility with the same borrowing capacity, interest rates and applicable margin as the Former Credit Agreement and extended the term of the Former Credit Agreement from July 7, 2021 to March 5, 2025.

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

On September 29, 2023, we entered into the Second Amendment to our Amended and Restated Credit Facility (the “Second Amendment”) which, among other things, increased the amount available to borrow under the Credit Facility to $150.0 million, extended the maturity date to September 29, 2028 and allows the Company to pay up to $100 million in dividends per year, subject to meeting availability tests.

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

At December 26, 2024, the weighted average interest rate for the Credit Facility was 6.7%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility. As of December 26, 2024, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At December 26, 2024, we had $95.6 million of available credit under the Credit Facility. If this entire amount were borrowed at December 26, 2024, we would still be in compliance with all restrictive covenants under the Credit Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of December 26, 2024, $6.8 million of the debt obligation was outstanding.

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

FORWARD LOOKING STATEMENTS

Some of the statements in this release are forward-looking. These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) sales activity for the Company’s products, such as a decline in sales to one or more key customers, or to customers or in the nut category generally, in some or all channels, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (ii) changes in the availability and costs of raw materials and ingredients and the impact of fixed price commitments with customers; (iii) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (v) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures; (vi) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (vii) the ability of the Company to control costs (including inflationary costs) and manage shortages or other disruptions in areas such as inputs, transportation and labor; (viii) uncertainty in economic conditions, including the potential for inflation or economic downturn leading to decreased consumer demand; (ix) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control; (x) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xi) losses due to significant disruptions at any of our production or processing facilities or employee unavailability due to labor shortages; (xii) the ability to implement our Long-Range Plan, including growing our branded and private brand product sales, diversifying our product offerings (including by the launch of new products) and expanding into alternative sales channels; (xiii) technology disruptions or failures or the occurrence of cybersecurity incidents or breaches; (xiv) the inability to protect the Company’s brand value, intellectual property or avoid intellectual property disputes; (xv) our ability to manage the impacts of changing weather patterns on raw material availability due to climate change; and (xvi) our ability to operate the acquired snack bar related assets of TreeHouse and realize efficiencies and synergies from such acquisition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I - Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 27, 2024.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 26, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 26, 2024, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 26, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 10 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 27, 2024. Other than noted below, there were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 27, 2024 during the first twenty-six weeks of fiscal 2025.

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

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

During the quarter ended December 26, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on December 11, 2024

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

*10.7

Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2022 and 2023 awards cycle) (incorporated by reference from Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015)

*10.8

Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2022 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

*10.9

Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2022 awards cycle) (incorporated by reference from Exhibit 10.10 to the Form 10-Q for the quarter ended December 24, 2020)

*10.10

Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2023 awards cycle) (incorporated by reference from Exhibit 10.10 to the Form 10-Q for the quarter ended December 29, 2022)

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

Exhibit No.	Description

*10.16	Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2025 awards cycle)

*10.17	Form of Employee Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2025 awards cycle)

*10.18	Form of Employee Performance Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2025 awards cycle)

10.19

Amended and restated Credit Agreement dated as of March 5, 2020, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 11, 2020)

10.20	First Amendment to Amended and Restated Credit Agreement dated as of May 8, 2023 (incorporated by reference from Exhibit 10.13 to the Form 10-K filed on August 23, 2023)

10.21	Second Amendment to Amended and Restated Credit Agreement dated as of September 29, 2023 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 2, 2023)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 29, 2025.

JOHN B. SANFILIPPO & SON, INC.

By
/s/ Frank S. Pellegrino
Frank S. Pellegrino
Chief Financial Officer, Executive Vice President, Finance and Administration