Form 10-Q
period 2025-03-27
SANFILIPPO JOHN B & SON INC
filed 2025-04-30
CIK 880117

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2025

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

As of April 24, 2025, 9,161,348 shares of the Registrant’s Common Stock, $.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

For the Quarter Ended March 27, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 27, 2025	March 28, 2024	March 27, 2025	March 28, 2024
Net sales	$260,907	$271,884	$838,170	$797,211
Cost of sales	205,014	222,707	683,482	633,073
Gross profit	55,893	49,177	154,688	164,138
Operating expenses:
Selling expenses	18,630	18,654	61,089	61,647
Administrative expenses	9,066	12,171	29,026	34,187
Bargain purchase gain, net	—	—	—	(2,226)
Total operating expenses	27,696	30,825	90,115	93,608
Income from operations	28,197	18,352	64,573	70,530
Other expense:
Interest expense including $154, $171, $476 and $524 to related parties, respectively	1,055	785	2,343	2,067
Rental and miscellaneous expense, net	638	324	1,396	940
Pension expense (excluding service costs)	362	350	1,084	1,050
Total other expense, net	2,055	1,459	4,823	4,057
Income before income taxes	26,142	16,893	59,750	66,473
Income tax expense	5,989	3,416	14,343	16,237
Net income and comprehensive income	$20,153	$13,477	$45,407	$50,236
Net income per common share-basic	$1.73	$1.16	$3.90	$4.33
Net income per common share-diluted	$1.72	$1.15	$3.87	$4.30

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	March 27, 2025	June 27, 2024	March 28, 2024
ASSETS
CURRENT ASSETS:
Cash	$1,295	$484	$377
Accounts receivable, less allowance for doubtful accounts of $315, $318 and $367, respectively	74,538	84,960	75,638
Inventories	257,798	196,563	210,672
Prepaid expenses and other current assets	15,565	12,078	9,636
TOTAL CURRENT ASSETS	349,196	294,085	296,323
PROPERTY, PLANT AND EQUIPMENT:
Land	13,365	13,365	13,365
Buildings	117,258	115,517	115,084
Machinery and equipment	313,441	295,599	287,363
Furniture and leasehold improvements	5,535	5,423	5,310
Vehicles	1,134	912	790
Construction in progress	12,840	7,569	8,271
	463,573	438,385	430,183
Less: Accumulated depreciation	302,462	287,168	281,869
	161,111	151,217	148,314
Rental investment property, less accumulated depreciation of $15,851, $15,246 and $15,044, respectively	13,272	13,877	14,079
TOTAL PROPERTY, PLANT AND EQUIPMENT	174,383	165,094	162,393

Intangible assets, net	4,740	5,822	6,203
Deferred income taxes	3,605	3,130	651
Goodwill	11,750	11,750	11,750
Operating lease right-of-use assets	28,871	27,404	7,409
Other assets	17,431	8,290	7,199
TOTAL ASSETS	$589,976	$515,575	$491,928

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	March 27, 2025	June 27, 2024	March 28, 2024
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$89,602	$20,420	$32,093
Current maturities of related party long-term debt	790	737	721
Accounts payable	51,966	53,436	51,458
Bank overdraft	942	545	1,351
Accrued payroll and related benefits	12,858	35,601	21,712
Other accrued expenses	17,833	15,201	13,055
TOTAL CURRENT LIABILITIES	173,991	125,940	120,390

LONG-TERM LIABILITIES:
Long-term related party debt, less current maturities	5,765	6,365	6,555
Retirement plan	27,082	26,154	27,570
Long-term operating lease liabilities, net of current portion	25,304	24,877	5,553
Long-term workers' compensation liabilities	7,855	7,673	7,383
Other	3,366	1,953	2,665
TOTAL LONG-TERM LIABILITIES	69,372	67,022	49,726
TOTAL LIABILITIES	243,363	192,962	170,116

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 9,161,348, 9,123,938 and 9,123,938 shares issued, respectively	92	91	91
Capital in excess of par value	138,687	135,691	134,530
Retained earnings	207,968	186,965	188,573
Accumulated other comprehensive income (loss)	1,044	1,044	(204)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)
TOTAL STOCKHOLDERS’ EQUITY	346,613	322,613	321,812
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$589,976	$515,575	$491,928

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share amounts)

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income (Loss)	Stock	Total
Balance, June 27, 2024	2,597,426	$26	9,123,938	$91	$135,691	$186,965	$1,044	$(1,204)	$322,613
Net income						11,659			11,659
Cash dividends ($2.10 per share)						(24,404)			(24,404)
Stock-based compensation expense					935				935
Balance, September 26, 2024	2,597,426	$26	9,123,938	$91	$136,626	$174,220	$1,044	$(1,204)	$310,803
Net income						13,595			13,595
Equity award exercises, net of shares withheld for employee taxes			34,603	1	(484)				(483)
Stock-based compensation expense					1,716				1,716
Balance, December 26, 2024	2,597,426	$26	9,158,541	$92	$137,858	$187,815	$1,044	$(1,204)	$325,631
Net income						20,153			20,153
Equity award exercises, net of shares withheld for employee taxes			2,807	—	(6)				(6)
Stock-based compensation expense					835				835
Balance, March 27, 2025	2,597,426	$26	9,161,348	$92	$138,687	$207,968	$1,044	$(1,204)	$346,613

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income (Loss)	Stock	Total
Balance, June 29, 2023	2,597,426	$26	9,076,326	$91	$131,986	$161,512	$(204)	$(1,204)	$292,207
Net income						17,588			17,588
Cash dividends ($2.00 per share)						(23,175)			(23,175)
Equity award exercises			14,605	—	—				—
Stock-based compensation expense					747				747
Balance, September 28, 2023	2,597,426	$26	9,090,931	$91	$132,733	$155,925	$(204)	$(1,204)	$287,367
Net income						19,171			19,171
Equity award exercises, net of shares withheld for employee taxes			29,629	—	(684)				(684)
Stock-based compensation expense					1,383				1,383
Balance, December 28, 2023	2,597,426	$26	9,120,560	$91	$133,432	$175,096	$(204)	$(1,204)	$307,237
Net income						13,477			13,477
Equity award exercises, net of shares withheld for employee taxes			3,378	—	—				—
Stock-based compensation expense					1,098				1,098
Balance, March 28, 2024	2,597,426	$26	9,123,938	$91	$134,530	$188,573	$(204)	$(1,204)	$321,812

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Thirty-Nine Weeks Ended
	March 27, 2025	March 28, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,407	$50,236
Depreciation and amortization	19,896	18,053
Amortization of operating lease right-of-use assets	3,345	1,365
Loss on disposition of assets, net	739	287
Deferred income tax (benefit) expense	(475)	2,191
Stock-based compensation expense	3,486	3,228
Bargain purchase gain, net	—	(2,226)
Change in assets and liabilities, net of Acquisition:
Accounts receivable, net	10,460	(2,829)
Inventories	(61,235)	(2,236)
Prepaid expenses and other current assets	(1,308)	(1,125)
Accounts payable	(1,467)	8,892
Accrued expenses	(20,986)	(6,808)
Income taxes receivable	(2,179)	(2,593)
Other long-term assets and liabilities	(2,820)	(679)
Other, net	1,151	682
Net cash (used in) provided by operating activities	(5,986)	66,438

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(37,227)	(17,468)
Business acquisitions, net	—	(58,974)
Other, net	(114)	(53)
Net cash used in investing activities	(37,341)	(76,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings	69,182	32,093
Debt issue costs	—	(316)
Principal payments on long-term debt	(547)	(498)
Increase in bank overdraft	397	1,066
Dividends paid	(24,404)	(23,175)
Taxes paid related to net share settlement of equity awards	(490)	(684)
Net cash provided by financing activities	44,138	8,486

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	811	(1,571)
Cash and cash equivalents, beginning of period	484	1,948
Cash, end of period	$1,295	$377

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
•
References herein to the third quarter of fiscal 2025 and fiscal 2024 are to the quarters ended March 27, 2025 and March 28, 2024, respectively.
•
References herein to the first three quarters or first thirty-nine weeks of fiscal 2025 and fiscal 2024 are to the thirty-nine weeks ended March 27, 2025 and March 28, 2024, respectively.

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

Disaggregation of Revenue

Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Distribution Channel	March 27, 2025	March 28, 2024	March 27, 2025	March 28, 2024
Consumer	$214,757	$225,994	$695,500	$651,690
Commercial Ingredients	24,636	26,955	78,125	82,802
Contract Manufacturing	21,514	18,935	64,545	62,719
Total	$260,907	$271,884	$838,170	$797,211

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

Through a review of our contracts, we determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. With the exception of our warehouse leases, none of our other leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 6.8 years.

It is our accounting policy not to apply lease recognition requirements to short-term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. We have also made the policy election to not separate lease and non-lease components for all leases.

The following table provides supplemental information related to operating lease right-of-use assets and liabilities:

	March 27, 2025	June 27, 2024	March 28, 2024	Affected Line Item in Consolidated Balance Sheets
Assets
Operating lease right-of-use assets	$28,871	$27,404	$7,409	Operating lease right-of-use assets
Total lease right-of-use assets	$28,871	$27,404	$7,409

Liabilities
Current:
Operating leases	$4,537	$2,623	$1,872	Other accrued expenses
Noncurrent:
Operating leases	25,304	24,877	5,553	Long-term operating lease liabilities
Total lease liabilities	$29,841	$27,500	$7,425

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 27, 2025	March 28, 2024	March 27, 2025	March 28, 2024
Operating lease costs (a)	$1,833	$847	$5,546	$2,236
Variable lease costs (b)	627	34	933	(107)
Total lease cost	$2,460	$881	$6,479	$2,129

(a)
Includes short-term leases which are immaterial.
(b)
Variable lease costs consist of property taxes, sales tax, insurance and lease overtime charges.

Supplemental cash flow and other information related to leases was as follows:

	For the Thirty-Nine Weeks Ended
	March 27, 2025	March 28, 2024
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$4,166	$1,827

Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$4,812	$2,350

	March 27, 2025	June 27, 2024	March 28, 2024
Weighted average remaining lease term (in years)	5.9	6.6	4.2
Weighted average discount rate	6.7%	6.8%	6.9%

Maturities of operating lease liabilities as of March 27, 2025 are as follows:

Fiscal Year Ending
June 26, 2025 (excluding the thirty-nine weeks ended March 27, 2025)	$1,795
June 25, 2026	6,183
June 24, 2027	6,261
June 29, 2028	6,115
June 28, 2029	5,198
June 27, 2030	4,237
Thereafter	6,479
Total lease payments	36,268
Less imputed interest	(6,427)
Present value of operating lease liabilities	$29,841

At March 27, 2025, the Company has additional operating leases of approximately $116 that have not yet commenced and therefore are not reflected in the Consolidated Balance Sheet and tables above. The leases are scheduled to commence in the fourth quarter of fiscal 2025 with initial lease terms ranging from 5 to 6 years.

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

Leasing revenue is as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 27, 2025	March 28, 2024	March 27, 2025	March 28, 2024
Lease income related to lease payments	$228	$490	$1,185	$1,467

The future minimum, undiscounted fixed cash flows under non-cancelable tenant operating leases for each of the next five years and thereafter are as follows:

Fiscal Year Ending
June 26, 2025 (excluding the thirty-nine weeks ended March 27, 2025)	$249
June 25, 2026	1,151
June 24, 2027	1,168
June 29, 2028	582
June 28, 2029	531
June 27, 2030	544
Thereafter	2,328
$6,553

Note 4 – Inventories

Inventories consist of the following:

	March 27, 2025	June 27, 2024	March 28, 2024
Raw material and supplies	$117,142	$85,300	$100,067
Work-in-process and finished goods	140,656	111,263	110,605
Total	$257,798	$196,563	$210,672

Note 5 – Goodwill and Intangible Assets

Identifiable intangible assets that are subject to amortization consist of the following:

	March 27, 2025	June 27, 2024	March 28, 2024
Customer relationships	$21,350	$21,350	$21,350
Brand names	17,070	17,070	17,070
Product formulas	850	850	850
Non-compete agreement	300	300	300
	39,570	39,570	39,570
Less accumulated amortization:
Customer relationships	(21,094)	(20,680)	(20,518)
Brand names	(13,206)	(12,668)	(12,491)
Product formulas	(242)	(121)	(81)
Non-compete agreement	(288)	(279)	(277)
	(34,830)	(33,748)	(33,367)
Net intangible assets	$4,740	$5,822	$6,203

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the Squirrel Brand, Southern Style Nuts and Just the Cheese brand names. Product formulas relate to the acquisition of certain snack bar assets completed in fiscal 2024.

Total amortization expense related to intangible assets, which is classified in “administrative expenses” in the Consolidated Statement of Comprehensive Income, was $317 and $1,082 for the quarter and thirty-nine weeks ended March 27, 2025, respectively. Amortization expense for the remainder of fiscal 2025 is expected to be approximately $312 and expected amortization expense the next five fiscal years is as follows:

Fiscal Year Ending
June 25, 2026	$1,042
June 24, 2027	847
June 29, 2028	677
June 28, 2029	496
June 27, 2030	400

Our net goodwill at March 27, 2025 was comprised of $9,650 from the Squirrel Brand acquisition completed in fiscal 2018 and $2,100 from the Just the Cheese brand acquisition completed in fiscal 2023. The changes in the carrying amount of goodwill since June 29, 2023 are as follows:

Gross goodwill balance at June 29, 2023	$20,516
Accumulated impairment losses	(8,766)
Net goodwill balance at June 29, 2023	11,750
Goodwill acquired during fiscal 2024	—
Net balance at June 27, 2024	11,750
Goodwill acquired during fiscal 2025	—
Net balance at March 27, 2025	$11,750

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

At March 27, 2025, we had $55,713 of available credit under the Credit Facility which reflects borrowings of $89,602 and reduced availability as a result of $4,685 in outstanding letters of credit. As of March 27, 2025, we were in compliance with all financial covenants under the Credit Facility.

Note 7 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 27, 2025	March 28, 2024	March 27, 2025	March 28, 2024
Weighted average number of shares outstanding – basic	11,669,939	11,626,886	11,650,378	11,614,388
Effect of dilutive securities:
Restricted stock units	65,770	71,645	70,676	69,191
Weighted average number of shares outstanding – diluted	11,735,709	11,698,531	11,721,054	11,683,579

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for any periods presented.

Note 8 – Stock-Based Compensation Plans

The following is a summary of Restricted Stock Unit (“RSU”) activity for the first thirty-nine weeks of fiscal 2025:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 27, 2024	147,443	$73.09
Granted	63,414	$75.03
Vested (a)	(43,094)	$76.65
Forfeited	(4,562)	$75.49
Outstanding at March 27, 2025	163,201	$72.84

(a)
The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.

At March 27, 2025, there were 29,878 RSUs outstanding that were vested but deferred.

The following is a summary of Performance Stock Unit (“PSU”) activity for the first thirty-nine weeks of fiscal 2025:

Performance Stock Units (a)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 27, 2024	8,031	$82.99
Granted	10,481	$72.08
Vested	—	$—
Forfeited	(503)	$77.18
Outstanding at March 27, 2025	18,009	$76.80

(a)
The PSUs are presented based on reaching target performance. The PSUs vest approximately 33 months from the grant date, with the number of shares earned (ranging from 0% to 200% of the target award) depending on the extent to which we achieve certain performance metrics. Based on current expectations and performance against these metrics, we expect 16,326 PSUs to be earned and thus vest at the end of the applicable vesting periods. The final number of shares that will eventually be earned and vest (if any) has not yet been determined as of March 27, 2025.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 27, 2025	March 28, 2024	March 27, 2025	March 28, 2024
Stock-based compensation expense	$835	$1,098	$3,486	$3,228

As of March 27, 2025, there was $5,985 of total unrecognized compensation expense related to non-vested RSUs and PSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.5 years.

Note 9 – Retirement Plan

The Supplemental Employee Retirement Plan (“Retirement Plan”) is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service. The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 27, 2025	March 28, 2024	March 27, 2025	March 28, 2024
Service cost	$129	$63	$387	$189
Interest cost	362	350	1,084	1,050
Net periodic benefit cost	$491	$413	$1,471	$1,239

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt:

	March 27, 2025	June 27, 2024	March 28, 2024
Carrying value of current and long-term debt:	$6,555	$7,102	$7,276
Fair value of current and long-term debt:	6,348	6,496	6,638

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

Note 12 – Recent Accounting Pronouncements

The following recent accounting pronouncements have not yet been adopted:

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280)”. The amendments in this update expand the disclosures required for reportable segments in annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments require that any entity that has a single reportable segment provide all the disclosures required in this update and already existing in Topic 280. The amendments are effective for public entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments will be applied retrospectively to all prior periods presented in the financial statements. We do not expect it to have a material impact on our Consolidated Financial Statements.

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
•
References herein to the third quarter of fiscal 2025 and fiscal 2024 are to the quarters ended March 27, 2025 and March 28, 2024, respectively.
•
References herein to the first three quarters or first thirty-nine weeks of fiscal 2025 and fiscal 2024 are to the thirty-nine weeks ended March 27, 2025 and March 28, 2024, respectively.

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

Our Long-Range Plan defines our future growth priorities and focuses on growing our private brand business across key customers, as well as transforming Fisher, Orchard Valley Harvest and Squirrel Brand into leading brands while increasing distribution and diversifying our portfolio into high growth snacking segments. We will execute on our Long-Range Plan by providing our private brand customers value-added solutions and innovative products based on our extensive industry and consumer expertise, such as our newly developed product line of private brand nutrition bars. We will focus on growing our branded business by reaching new consumers via product expansion and packaging innovation, expanding distribution across current and alternative channels, diversifying our product offerings and focusing on new ways for consumers to buy our products, including sales via e-commerce platforms. Our Long-Range Plan also contemplates increasing our sales through product innovation and targeted, opportunistic acquisitions, such as the acquisition of certain snack bar assets including inventory, product formulas, a manufacturing facility and related equipment located in Lakeville, Minnesota, (the “Lakeville Acquisition”) which we completed the first day of the second quarter of fiscal 2024. The Lakeville Acquisition expanded our ability to produce private brand snack bars, increased our overall production capabilities and allows us to provide our private brand customers with a complete snack bar portfolio. In addition, we also acquired additional snack bar production assets in the first quarter of fiscal 2025 that will expand our manufacturing capacity and support further growth in our bar business. Beginning in the second quarter of fiscal 2025 and continuing into the next fiscal year, we plan to invest significant additional capital to purchase new equipment and make infrastructure improvements (and incur related expenses) in order to further expand our production capabilities, increase our efficiency and enhance our product offerings for our customers.

We focus our promotional and advertising activity to invest in our brands to achieve sales volume growth. We are executing an omnichannel approach to win in key categories including recipe nuts, snack nuts and trail mix. We continue to see e-commerce sales volume growth across our branded portfolio and anticipate taking various actions with the goal of maintaining that growth across a variety of established e-commerce platforms for our consumer channel. We continue to face the ongoing challenges and/or regulations specific to our business, such as food safety and regulatory matters, the maintenance and growth of our customer base and overall category growth for branded and private brand products and varying, decreasing or shifting consumer demand for snack nuts, trail mix and snack bars in a challenging snack food environment and against an uncertain macroeconomic backdrop.

We face a number of challenges in the future, which include the impacts of higher prices in food, in part due to increasing underlying commodity acquisition costs and tariffs (actual, pending implementation or threatened) by the U.S. government or other governments. We continue to see uncertainty over interest rates that may negatively impact economic growth, consumers reducing their branded and private label snack purchases, including snack nuts, trail mix and snack bars, intense competition in the snack food industry and potential for economic downturn in the markets in which we operate and supply chain challenges. To stay compliant with recent changes in employment laws across states where we operate and remain competitive in attracting qualified talent, we expect our labor costs to continue to increase in the remainder of the 2025 fiscal year and beyond.

Inflation and Consumer Trends

We face changing industry trends as consumers' purchasing preferences evolve. We continue to see higher selling prices at retail across snack nuts and trail mix, with price increases starting in January 2025 driven by higher commodity costs. These higher prices across our categories and the broader market, coupled with a potential economic downturn and tightening of consumer finances due to reduced government support through programs such as SNAP or a variety of other macroeconomic reasons, are causing consumers to purchase fewer branded and private label snack products. This declining demand is leading to sales volume declines for snack nuts, recipe nuts, trail mix and snack bars both for the Company and across the snack food industry. Consumers continue to shift their preferences to private brands or lower priced nuts or snack bars or purchase snack products outside the snack nut, trail mix and snack bar categories. We have also seen consumers shifting to more value-focused retailers, such as mass merchandising retailers and club stores, not all of which we distribute or sell to. Additionally, the increased use and/or prevalence of certain weight loss drugs, which may suppress a person’s appetite and/or impact a person's preferences, may impact the demand or consumption patterns of our products. We have responded by focusing on our strengths, including our knowledge of the snack nut and trail mix and snack bar categories, product innovation and judicious use of trade spending and pricing actions.

Tariffs, Supply Chain and Transportation

Global supply chain pressures have eased compared to fiscal 2024, but pockets of challenges, delays and extended lead-times still exist for certain raw materials and inputs. Overall packaging and ingredient inflation appears to be moderating or leveling off in the 2025 fiscal year; however, the U.S. government has implemented and announced new import tariffs on products from foreign countries such as China, Canada and Mexico, along with specific tariffs on steel and aluminum products. Approximately 2% of our material costs, primarily pepitas and pine nuts, are currently sourced from China and are subject (at present) to a combined 170% tariff. These tariffs, or tariffs imposed on imports from other countries, will lead to an increase in the cost of certain raw materials we use in our business and our financial performance may be adversely impacted if we cannot pass on the cost increases in the form of price increases to our customers. While we do not have direct exposure to suppliers in Russia, Ukraine or Israel, the conflicts and prospects for conflict in these regions could continue to result in volatile commodity markets, supply chain disruptions and increased costs. In addition, the ultimate impact of tariffs may be difficult to predict as their amount and duration is uncertain, making our planning process more difficult, and the threat of tariffs can also have adverse implications to our business and the business of our suppliers and customers.

Trucking capacity continues to slowly decline, potentially leading to further instability in the transportation industry in the remainder of 2025 fiscal year. While indicators suggest transportation prices are stabilizing, the overall transportation environment remains unpredictable. Additionally, fuel prices have been unpredictable in fiscal 2025 and may vary depending on the level of economic activity in the areas where we ship and receive shipments.

Our most significant ingredient requirements include cocoa products, dried fruits, sweeteners, vegetable oils, oats, flour and dairy. Many of these materials and their associated costs are subject to price fluctuations from several factors, including changing commodity markets, other market conditions, demand for raw materials, weather, growing and harvesting conditions, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), and ongoing political instability and other factors beyond our control.

We have remained agile by proactively identifying risks, modifying inventory plans and diversifying our supplier base to mitigate risk of customer order shortages and maintain our supply chain. We continue to proactively manage our business in response to the evolving global economic environment and related uncertainties and intend to take steps to further mitigate impacts to our supply chain as they develop. If these supply chain pressures continue or worsen, or we cannot obtain the transportation and labor services needed to obtain raw materials or fulfill customer orders, such shortages and supply chain issues could have an unfavorable impact on net sales and our operations in the remainder of fiscal 2025 and potentially into fiscal 2026.

Furthermore, record cocoa prices have been fueled by a three consecutive years of supply deficits, led by significant production declines within the largest producers, Ivory Coast and Ghana. Cocoa market prices have continued to be volatile and touched new highs in late December 2024 while remaining well above long-term average levels throughout this quarter. Amid higher cocoa prices, consumption data is starting to reflect North American demand reductions, but global supply balances remain historically tight. Additionally, as costs increase due to these circumstances or due to overall inflationary pressures, there is a further risk of our not being able to pass (in part or in full) such potential cost increases on to our customers or in a timely manner. If we cannot align costs with prices for our products, our financial performance could be adversely impacted.

QUARTERLY HIGHLIGHTS

Our net sales of $260.9 million for the third quarter of fiscal 2025 decreased $11.0 million, or 4.0%, from our net sales of $271.9 million for the third quarter of fiscal 2024. Net sales for the first thirty-nine weeks of fiscal 2025 increased by $41.0 million, or 5.1%, to $838.2 million compared to the first thirty-nine weeks of fiscal 2024.

Sales volume, measured as pounds sold to customers, decreased 7.9% compared to the third quarter of fiscal 2024. Sales volume for the first thirty-nine weeks of fiscal 2025 increased 6.7% compared to the first thirty-nine weeks of fiscal 2024.

Gross profit increased $6.7 million, and our gross profit margin, as a percentage of net sales, increased to 21.4% for the third quarter of fiscal 2025 compared to 18.1% for the third quarter of fiscal 2024. Gross profit decreased $9.5 million, and our gross profit margin decreased to 18.5% from 20.6% for the first thirty-nine weeks of fiscal 2025 compared to the first thirty-nine weeks of fiscal 2024.

Total operating expenses for the third quarter of fiscal 2025 decreased by $3.1 million, or 10.2%, compared to the third quarter of fiscal 2024. As a percentage of net sales, total operating expenses in the third quarter of fiscal 2025 decreased to 10.6% from 11.3% for the third quarter of fiscal 2024. Total operating expenses for the first thirty-nine weeks of fiscal 2025 decreased by $3.5 million, or 3.7%, compared to the first thirty-nine weeks of fiscal 2024. As a percentage of net sales, total operating expenses for the first thirty-nine weeks of fiscal 2025 decreased to 10.8% from 11.7% for the first thirty-nine weeks of fiscal 2024.

The total value of inventories on hand at the end of the third quarter of fiscal 2025 increased $47.1 million, or 22.4%, in comparison to the total value of inventories on hand at the end of the third quarter of fiscal 2024.

We have seen acquisition costs for walnuts increase significantly and all other tree nut and peanut costs increase modestly in the 2024 crop year (which falls into our current 2025 fiscal year). We completed procurement of inshell walnuts during the first half of fiscal 2025 and the final total payments due to our walnut growers were determined in the current quarter. The final prices paid, and remaining to be paid to the walnut growers, were based upon current market prices and other factors, such as crop size and export demand. A large majority of payments to walnut growers were completed in the third quarter of fiscal 2025. Remaining amounts to be paid to walnut growers as of March 27, 2025 are final and are not subject to revision. We increased our walnut grower liability by approximately $1.2 million during the third quarter of fiscal 2025, as the final payments due to walnut growers are slightly more than the amounts estimated at the end of the second quarter. This increase is insignificant compared to our total inshell walnut procurement costs for the year, and the portion of this adjustment to cost of sales was immaterial to our results of operations.

RESULTS OF OPERATIONS

Net Sales

In the third quarter of fiscal 2025, our net sales decreased 4.0% to $260.9 million compared to net sales of $271.9 million for the third quarter of fiscal 2024. Sales volume, which is defined as pounds sold to customers, decreased 7.9%. The weighted average sales price per pound increased 4.2% primarily due to higher commodity acquisition costs for all major tree nuts

For the first thirty-nine weeks of fiscal 2025 our net sales were $838.2 million, an increase of $41.0 million, or 5.1%, compared to the same period of fiscal 2024 primarily due to the Lakeville Acquisition. Excluding the fiscal 2025 first quarter's impact of the Lakeville Acquisition, net sales remained relatively unchanged rising from $797.2 million to $797.7 million and sales volume also remained relatively unchanged.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Product Type	March 27, 2025	March 28, 2024	March 27, 2025	March 28, 2024
Peanuts & Peanut Butter	16.6%	18.0%	16.1%	18.0%
Pecans	6.4	6.2	10.1	10.1
Cashews & Mixed Nuts	18.3	17.3	17.6	18.5
Walnuts	4.3	3.7	4.7	4.6
Almonds	7.7	7.7	7.1	8.0
Trail & Snack Mixes	25.1	23.5	24.3	24.8
Snack & Nutrition Bars	15.3	17.6	14.1	9.7
Other	6.3	6.0	6.0	6.3
Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	March 27, 2025	Percentage of Total	March 28, 2024	Percentage of Total	$ Change	% Change
Consumer (1)	$214,757	82.4%	$225,994	83.1%	$(11,237)	(5.0)%
Commercial Ingredients	24,636	9.4	26,955	9.9	(2,319)	(8.6)
Contract Manufacturing	21,514	8.2	18,935	7.0	2,579	13.6
Total	$260,907	100.0%	$271,884	100.0%	$(10,977)	(4.0)%

(1)
Sales of branded products were approximately 13% and 14% of total consumer sales during the third quarter of fiscal 2025 and fiscal 2024, respectively. Fisher branded products were approximately 56% and 54% of branded sales during the third quarter of fiscal 2025 and fiscal 2024, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Thirty-Nine Weeks Ended
Distribution Channel	March 27, 2025	Percentage of Total	March 28, 2024	Percentage of Total	$ Change	% Change
Consumer (1)	$695,500	83.0%	$651,690	81.7%	$43,810	6.7%
Commercial Ingredients	78,125	9.3	82,802	10.4	(4,677)	(5.6)
Contract Manufacturing	64,545	7.7	62,719	7.9	1,826	2.9
Total	$838,170	100.0%	$797,211	100.0%	$40,959	5.1%

(1)
Sales of branded products were approximately 17% and 19% of total consumer sales during the first thirty-nine weeks of fiscal 2025 and fiscal 2024, respectively. Fisher branded products were approximately 63% and 65% of branded sales during the first thirty-nine weeks of fiscal 2025 and fiscal 2024, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel decreased $11.2 million, or 5.0%, and sales volume decreased 9.2% in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. The sales volume decrease was driven by a 16.0% decrease in bars volume due to reduced sales to a mass merchandising retailer following a temporary increase in bar sales due to a national brand recall in the third quarter of fiscal 2024. Our strategic decision to reduce sales at a grocery store retailer and lost distribution at another grocery retailer further contributed to the decline in bars volume. Additionally, the discontinuance of peanut butter at the same mass merchandising retailer and decreases in almonds, snack nuts and trail mix driven by increased retail prices at two mass merchandising retailers contributed to the sales volume decrease. However, these declines were partially mitigated by increased sales of walnuts and pecans at the same retailer, along with new distribution at two grocery store customers. Sales volume of Orchard Valley Harvest decreased 33.8% mainly due to delayed orders from a major customer in the non-food sector.

In the first thirty-nine weeks of fiscal 2025, net sales in the consumer distribution channel increased $43.8 million, or 6.7%, and sales volume increased 6.1% compared to the same period of fiscal 2024 due to the Lakeville Acquisition. Excluding the fiscal 2025 first quarter's impact of the Lakeville Acquisition, net sales in the consumer distribution channel increased $6.0 million, or 0.9%, and sales volume decreased 1.4%. This sales volume decrease was due to soft consumer demand and decreased seasonal nut and trail mix volume at a mass merchandising retailer. Additionally, decreases in almonds and peanuts caused by increased retail prices and the discontinuance of peanut butter at another mass merchandising retailer. However, these declines were partially mitigated by increased sales of snack nuts and trail mix, walnuts and pecans at the same retailer. Private brand sales volume increased 8.0% largely due to the Lakeville Acquisition. Excluding the fiscal 2025 first quarter's impact of the Lakeville Acquisition, private brand sales volume decreased 0.7% due to the same reasons cited previously.

Net sales in the commercial ingredients distribution channel decreased $2.3 million, or 8.6%, and sales volume decreased 8.3% in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. The sales volume decrease was mainly driven by competitive pricing pressures and decreased foodservice peanut butter sales.

In the first thirty-nine weeks of fiscal 2025, net sales in the commercial ingredients distribution channel decreased $4.7 million, or 5.6%, and sales volume decreased 2.0% compared to the same period of fiscal 2024. Excluding the fiscal 2025 first quarter's impact of the Lakeville Acquisition, net sales in the commercial ingredients channel decreased $5.0 million, or 6.0%, and sales volume decreased 2.6%. The sales volume decrease was due to competitive pricing pressures. This decrease was partially offset by higher sales from new distribution to a foodservice customer and higher sales of peanut crushing stock to peanut oil processors.

Net sales in the contract manufacturing distribution channel increased $2.6 million, or 13.6%, and sales volume increased 6.0% in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. The increase in sales volume was due to increased granola volume processed in our Lakeville facility. Sales to a new customer and an opportunistic sale to a current customer contributed to the overall increase. These gains were significantly offset by reduced peanut sales volume to a major customer due to soft consumer demand.

In the first thirty-nine weeks of fiscal 2025, net sales in the contract manufacturing distribution channel increased $1.8 million, or 2.9%, and sales volume increased 25.2% compared to the same period of fiscal 2024. The sales volume increase was due to increased granola volume. Excluding the fiscal 2025 first quarter's impact of the Lakeville Acquisition, net sales in the contract manufacturing channel decreased $0.6 million, or 1.0%, and sales volume increased 14.0% for the reasons cited in the quarterly comparison.

Gross Profit

Gross profit increased by $6.7 million, or 13.7%, to $55.9 million for the third quarter of fiscal 2025 compared to $49.2 million for the third quarter of fiscal 2024. The increase in gross profit was predominantly due to inventory valuation adjustments that we anticipated from a significant increase in commodity input costs, which may not recur next quarter. The inventory valuation adjustment was primarily driven by the transition from a lower-cost to a higher-cost crop year for walnuts and pecans. To a lesser extent, gross profit was also impacted by favorable manufacturing efficiencies. These gains were partially offset by higher commodity acquisition costs for all major tree nuts. Our gross profit margin, as a percentage of net sales, increased to 21.4% for the third quarter of fiscal 2025 compared to 18.1% for the third quarter of fiscal 2024 mainly due to the factors mentioned previously.

Gross profit was $154.7 million for the first thirty-nine weeks of fiscal 2025 compared to $164.1 million for the first thirty-nine weeks of fiscal 2024 due to increased commodity acquisition costs for all major nut commodities except pecans, as well as competitive pricing pressures and strategic pricing decisions, which were offset by the factors cited above and improved profitability on bars due to manufacturing efficiencies. Our gross profit margin, as a percentage of net sales, decreased to 18.5% for the first thirty-nine weeks of fiscal 2025 compared to 20.6% for the first thirty-nine weeks of fiscal 2024 mainly due to the factors mentioned previously.

Operating Expenses

Total operating expenses for the third quarter of fiscal 2025 decreased by $3.1 million, or 10.2%, to $27.7 million. Operating expenses decreased to 10.6% of net sales for the third quarter of fiscal 2025 compared to 11.3% of net sales for the third quarter of fiscal 2024.

Selling expenses for the third quarter of fiscal 2025 were $18.6 million, a slight decrease of 0.1% from the third quarter of fiscal 2024. The decrease was driven by a $1.5 million decrease in incentive compensation expense which was largely offset by a $1.4 million increase in rent expense related to our new Huntley, IL facility lease.

Administrative expenses for the third quarter of fiscal 2025 decreased $3.1 million, or 25.5%, to $9.1 million compared to $12.2 million for the third quarter of fiscal 2024. The decrease was due to a $3.1 million decrease in incentive compensation expense.

Total operating expenses for the first thirty-nine weeks of fiscal 2025 decreased by $3.5 million, or 3.7%, to $90.1 million. Operating expenses decreased to 10.8% of net sales for the first thirty-nine weeks of fiscal 2025 compared to 11.7% of net sales for the first thirty-nine weeks of fiscal 2024. The decrease in total operating expenses is net of the $2.2 million net gain on bargain purchase that occurred in the second quarter of fiscal 2024 due to the Lakeville Acquisition.

Selling expenses for the first thirty-nine weeks of fiscal 2025 were $61.1 million, a decrease of $0.6 million, or 0.9%, from the first thirty-nine weeks of fiscal 2024. The decrease was driven primarily by a $4.0 million decrease in advertising and consumer insight research expense and a $3.1 million decrease in incentive compensation expense. These decreases were largely offset by a $3.4 million increase in rent expense related to our new Huntley, IL facility lease, a $1.5 million increase in freight expense due to an increase in delivered sales pounds, and a $1.7 million increase in compensation-related expenses.

Administrative expenses for the first thirty-nine weeks of fiscal 2025 decreased $5.2 million, or 15.1%, to $29.0 million compared the first thirty-nine weeks of fiscal 2024. The decrease was primarily due to a $5.6 million decrease in incentive compensation expense.

Income from Operations

Due to the factors discussed above, income from operations was $28.2 million, or 10.8% of net sales, for the third quarter of fiscal 2025 compared to $18.4 million, or 6.7% of net sales, for the third quarter of fiscal 2024.

Due to the factors discussed above, income from operations was $64.6 million, or 7.7% of net sales, for the first thirty-nine weeks of fiscal 2025 compared to $70.5 million, or 8.8% of net sales, for the first thirty-nine weeks of fiscal 2024.

Interest Expense

Interest expense was $1.1 million for the third quarter of fiscal 2025 compared to $0.8 million for the third quarter of fiscal 2024.

Interest expense was $2.3 million the first thirty-nine weeks of fiscal 2025 compared to $2.1 million for the first thirty-nine weeks of fiscal 2024.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.6 million for the third quarter of fiscal 2025 compared to $0.3 million for the third quarter of fiscal 2024 due to the departure of a tenant upon lease expiration.

Net rental and miscellaneous expense was $1.4 million for the first thirty-nine weeks of fiscal 2025 compared to $0.9 million for the first thirty-nine weeks of fiscal 2024.

Pension Expense (Excluding Service Costs)

Pension expense (excluding service costs) was $0.4 million for both the third quarter of fiscal 2025 and fiscal 2024 and $1.1 million for both the first thirty-nine weeks of fiscal 2025 fiscal 2024.

Income Tax Expense

Income tax expense was $6.0 million, or 22.9% of income before income taxes (“effective tax rate”), for the third quarter of fiscal 2025 compared to $3.4 million, or 20.2% of income before income taxes, for the third quarter of fiscal 2024. The effective tax rate is higher in the current quarter because the prior year comparable quarter contained a larger research and development tax credit.

Income tax expense was $14.3 million, or 24.0% of income before income taxes, for the first thirty-nine weeks of fiscal 2025 compared to $16.2 million, or 24.4% of income before income taxes, for the first thirty-nine weeks of fiscal 2024.

Net Income

Net income was $20.2 million, or $1.73 per common share basic and $1.72 per common share diluted, for the third quarter of fiscal 2025, compared to $13.5 million, or $1.16 per common share basic and $1.15 per common share diluted, for the third quarter of fiscal 2024.

Net income was $45.4 million, or $3.90 per common share basic and $3.87 per common share diluted, for the first thirty-nine weeks of fiscal 2025, compared to $50.2 million, or $4.33 per common share basic and $4.30 per common share diluted, for the first thirty-nine weeks of fiscal 2024.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Long-Range Plan through growing our branded and private brand programs, modernize and expand our equipment, consummate and integrate business acquisitions, return cash to our stockholders through dividends, repay indebtedness and pay amounts owed under the Retirement Plan. Also, various uncertainties, including cost uncertainties, could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. Beginning second quarter of fiscal 2025 and continuing into the next fiscal year, we plan to invest approximately $90.0 million in capital expenditures (and related expenses) to acquire and install equipment, and make related infrastructure improvements to expand our production capabilities, increase our efficiency and further enhance our product offerings to our customers. We intend to obtain an equipment loan to finance a portion of this capital investment, and for the remainder we intend to fund with borrowings under our Credit Facility and/or use available cash generated from our operations. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility and the aforementioned equipment loan will be sufficient to fund our operations and capital expenditures for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products, increase consumer insight capabilities and promotional efforts, reinvest in the Company through capital expenditures, develop new products, pay cash dividends, consummate strategic investments and business acquisitions, such as the Lakeville Acquisition, and explore and pursue other growth strategies outlined in our Long-Range Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first three quarters of 2025 and 2024, respectively (dollars in thousands):

	March 27, 2025	March 28, 2024	$ Change
Operating activities	$(5,986)	$66,438	$(72,424)
Investing activities	(37,341)	(76,495)	39,154
Financing activities	44,138	8,486	35,652
Total change in cash	$811	$(1,571)	$2,382

Operating Activities Net cash used in operating activities was $6.0 million for the first thirty-nine weeks of fiscal 2025 compared to net cash provided by operating activities of $66.4 million for the comparative period of fiscal 2024. The decrease in operating cash flow was primarily due to changes in working capital, primarily inventory, and a lower net income.

Total inventories were $257.8 million at March 27, 2025, an increase of $61.2 million, or 31.2%, from the inventory balance at June 27, 2024, and an increase of $47.1 million, or 22.4%, from the inventory balance at March 28, 2024. The increase in inventories at March 27, 2025 compared to March 28, 2024 was primarily due to higher quantities and acquisition costs of finished goods, work-in-process and almonds. Additionally, higher commodity acquisition costs for walnuts and pecans contributed to the overall increase.

Raw nut and dried fruit input stocks, some of which are classified as work-in-process, decreased by 7.5 million pounds, or 9.9%, at March 27, 2025 compared to March 28, 2024 due to lower quantities of walnuts, peanuts and cashews on hand partially offset by higher quantities of almonds on hand. The weighted average cost per pound of raw nut input stocks on hand at the end of the third quarter of fiscal 2025 increased 33.9% compared to the end of the third quarter of fiscal 2024 primarily due to higher commodity acquisition costs for almost all major tree nuts.

Investing Activities Cash used in investing activities was $37.3 million during the first thirty-nine weeks of fiscal 2025 compared to $76.5 million for the same period last year. The decrease in cash used in investing activities was primarily due to the $59.0 million Lakeville Acquisition completed in the second quarter of fiscal 2024. Capital asset purchases were $37.2 million during the first thirty-nine weeks of fiscal 2025 compared to $17.5 million for the first thirty-nine weeks of fiscal 2024. We expect total capital expenditures for new equipment, including progress payments, facility and infrastructure upgrades and food safety enhancements to be approximately $55.0 million for fiscal 2025. A significant amount of the fiscal 2025 capital expenditures will be for the planned purchase of equipment to expand our production capabilities and related infrastructure improvements as described above. We expect to fund these capital purchases through a combination of borrowings under our existing Credit Facility, use of available cash from our operations and equipment loan financing expected to be finalized in the fourth quarter of fiscal 2025. Absent any additional material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under the Credit Facility and equipment financing, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash provided by financing activities was $44.1 million during the first thirty-nine weeks of fiscal 2025 compared to $8.5 million for the same period last year. Net borrowings under our Credit Facility were $69.2 million during the first thirty-nine weeks of fiscal 2025 compared to $32.1 million for the first thirty-nine weeks of fiscal 2024. Dividends paid in the first thirty-nine weeks of fiscal 2025 were approximately $1.2 million more than dividends paid in the same period last year.

Real Estate Matters

In August 2008, we completed the consolidation of our Chicago-based facilities into our Elgin headquarters (“Elgin Site”). The Elgin Site includes both an office building and a warehouse. We are currently attempting to find additional tenants for the available space in the office building at the Elgin Site. Until additional tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 84% of the rentable area in the office building is currently vacant. Approximately 29% of the rentable area has not been built-out. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures will likely be necessary to lease the remaining space.

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

At March 27, 2025, the weighted average interest rate for the Credit Facility was 5.9%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility. As of March 27, 2025, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At March 27, 2025, we had $55.7 million of available credit under the Credit Facility. If this entire amount were borrowed at March 27, 2025, we would still be in compliance with all restrictive covenants under the Credit Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of March 27, 2025, $6.6 million of the debt obligation was outstanding.

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

FORWARD LOOKING STATEMENTS

Some of the statements in this release are forward-looking. These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) sales activity for the Company’s products, such as a decline in sales to one or more key customers, or to customers or in the nut category generally, in some or all channels, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (ii) changes in the availability and costs of raw materials and ingredients due to tariffs and other import restrictions and the impact of fixed price commitments with customers; (iii) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (v) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures; (vi) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (vii) the ability of the Company to control costs (including inflationary costs) and manage shortages or other disruptions in areas such as inputs, transportation and labor; (viii) uncertainty in economic conditions, including the potential for inflation or economic downturn leading to decreased consumer demand; (ix) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control; (x) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xi) losses due to significant disruptions at any of our production or processing facilities or employee unavailability due to labor shortages; (xii) the ability to implement our Long-Range Plan, including growing our branded and private brand product sales, diversifying our product offerings (including by the launch of new products) and expanding into alternative sales channels; (xiii) technology disruptions or failures or the occurrence of cybersecurity incidents or breaches; (xiv) the inability to protect the Company’s brand value, intellectual property or avoid intellectual property disputes; (xv) our ability to manage the impacts of changing weather patterns on raw material availability due to climate change; and (xvi) our ability to operate our acquired snack bar assets and realize efficiencies and synergies from such acquisition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I - Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 27, 2024.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 27, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 27, 2025, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 27, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 10 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 27, 2024. Other than noted below, there were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 27, 2024 during the first thirty-nine weeks of fiscal 2025.

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

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

During the quarter ended March 27, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.3

Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on December 11, 2024 (incorporated by reference from Exhibit 3.3 to the Form 10-Q for the quarter ended December 26, 2024)

*10.1

Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003)

*10.2

Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004)

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

*10.15

Form of Employee Performance Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle) (incorporated by reference from Exhibit 10.15 to the Form 10-Q for the quarter ended December 28, 2023)

*10.16

Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2025 awards cycle) (incorporated by reference from Exhibit 10.16 to the Form 10-Q for the quarter ended December 26, 2024)

*10.17

Form of Employee Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2025 awards cycle) (incorporated by reference from Exhibit 10.17 to the Form 10-Q for the quarter ended December 26, 2024)

*10.18

Form of Employee Performance Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2025 awards cycle) (incorporated by reference from Exhibit 10.18 to the Form 10-Q for the quarter ended December 26, 2024)

10.19

Amended and restated Credit Agreement dated as of March 5, 2020, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 11, 2020)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 30, 2025.

JOHN B. SANFILIPPO & SON, INC.

By
/s/ Frank S. Pellegrino
Frank S. Pellegrino
Chief Financial Officer, Executive Vice President, Finance and Administration