Form 10-K
period 2025-06-26
SANFILIPPO JOHN B & SON INC
filed 2025-08-20
CIK 880117

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 26, 2025

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

The aggregate market value of the voting Common Stock held by non-affiliates was $762,731,439 as of December 26, 2024 (8,916,664 shares at $85.54 per share).

As of August 14, 2025, 9,045,710 shares of the registrant’s Common Stock, $.01 par value (“Common Stock”) and 2,597,426 shares of the registrant’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding. The Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 29, 2025 are incorporated by reference into Part III of this Form 10-K.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-K

FOR THE YEAR ENDED JUNE 26, 2025

PART I

Item 1 — Business

a. General Development of Business

John B. Sanfilippo & Son, Inc. was formed as a corporation under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used throughout this annual report on Form 10-K, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•
References herein to fiscal 2026 are to the fiscal year ending June 25, 2026.
•
References herein to fiscal 2025, fiscal 2024 and fiscal 2023 are to the fiscal years ended June 26, 2025, June 27, 2024 and June 29, 2023, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States, and we also manufacture and distribute complete portfolio of snack and nutrition bars (“bars”). These nuts are primarily sold under a variety of private brand names, as well as under our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names. We market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including bars, peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, granola, sunflower kernels, dried fruit, corn snacks, sesame sticks, other sesame snack products and baked cheese snack products under our brand names, including Just the Cheese, and under private brands. Our products are sold through three primary distribution channels, including food retailers in the consumer channel, commercial ingredient users and contract manufacturing customers.

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

b. Segment Reporting

We operate in a single reporting unit and operating segment that consists of selling various nut and nut related products and bars through three distribution channels with a similar distribution model. See Part II, Item 8 — “Financial Statements and Supplementary Data” for our net sales, net income and total assets.

c. Narrative Description of Business

(i) General

We are one of the leading processors and distributors of tree nuts and peanuts in the United States, and we also manufacture and distribute a complete portfolio of private brand bars. We primarily manufacture and distribute private brand products, as well as manufacture and market nut products under the Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names. Through a deliberate strategy of focused capital expenditures and complementary acquisitions, we have built a generally vertically integrated nut processing operation that enables us to control almost every step of the process for pecans, peanuts and walnuts, including procurement from growers, shelling, processing, packaging and marketing. Vertical integration allows us to enhance product quality and, in most crop years, purchase inshell pecans, peanuts and walnuts from growers at lower costs as opposed to purchasing these nut meats from other shellers. We believe that our business model typically works to our advantage in terms of increased cost savings for raw materials and provides us with better insight into crop development.

Our brands are some of the most well-recognized in the packaged food industry. In recent years, we have developed Fisher recipe nuts among the leading brands in the category through strong marketing campaigns, merchandising, and promotional support to retailers. We launched innovation with our Orchard Valley Harvest and increased distribution on our Fisher snack nut brands in many retailers and also expanded into new channels with Southern Style Nuts and Squirrel Brand. Our branded and private brand products are sold through the major distribution channels to significant buyers of nuts, including food and other retailers (both brick and mortar and e-commerce), commercial ingredient users and contract manufacturing customers. Selling through multiple distribution channels allows us to generate multiple revenue opportunities for the nuts we process. For example, pecan halves could be sold to food retailers under our Fisher brand, and pecan pieces could be sold to commercial ingredient users. We process and sell all major nut types consumed in the United States, including peanuts, pecans, cashews, walnuts and almonds (our major nut types). These are sold in a wide variety of innovative packaging, which provides our customers a complete nut product offering.

(ii) Principal Products

Our principal products are raw and processed nuts and bars. Including trail and snack mixes, these products accounted for approximately 92% of our gross sales for the last three fiscal years. The nut product line includes almonds, pecans, peanuts, black walnuts, English walnuts, cashews, macadamia nuts, pistachios, pine nuts, Brazil nuts and filberts. Our nut products are sold in numerous package styles and sizes, and we offer our nut products in a variety of different styles and seasonings. The bar product line includes chewy granola, fruit and grain, sweet and salty, dipped chewy granola, crunchy, energy, fiber and nut bars. We sell our products domestically to retailers and wholesalers as well as to commercial ingredient and contract manufacturing customers. For more information about our revenues in our various distribution channels, see Part II, Item 8 — “Financial Statements and Supplementary Data”.

Furthermore, we manufacture and market peanut butter in several sizes and varieties. We also market and distribute, and in many cases process and manufacture, a wide assortment of other food and snack products. These other products include salad toppings, dried fruit and chocolate and yogurt coated products sold to retailers and wholesalers. Recipe ingredients are sold to retailers, wholesalers and commercial ingredient customers. Additionally, bulk food products are sold to commercial ingredient users. Moreover, an assortment of sunflower kernels, pepitas, snack mixes, almond butter, cashew butter, candy and confections, corn snacks, sesame sticks and other sesame snack products are sold to retail supermarkets, mass merchandisers and commercial ingredient users with a wide variety of toppings for ice cream and yogurt sold to commercial ingredient users.

(iii) Customers and Channels

We sell our products to approximately 210 customers through the consumer, commercial ingredient and contract manufacturing distribution channels. The consumer channel is our largest channel by sales and supplies nut-based and bar products, including consumer-packaged products, to retailers in the United States including supermarket chains, wholesalers, supercenters, internet retailers and other retail outlets. We sell products through the consumer channel under our brand names, including the Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts and Just the Cheese brands, as well as under our customers’ private brands. The commercial ingredient channel supplies nut-based products to other manufacturers to use as ingredients in their final food products such as bakery, confection, cereal and ice cream. This channel produces nut-based products that are customized to the specifications of chefs, national restaurant chains, foodservice distributors, fast food chains, institutions and hotel kitchens. We sell products through the commercial ingredient channel under our Fisher brand and our customers’ private brands. Our contract manufacturing channel primarily processes and packages nut and fruit-based snacks for other food companies under their brand names and in accordance with their specifications.

We are dependent on a few significant customers for a majority of our total net sales, particularly in the consumer channel. Net sales to Walmart Inc. accounted for approximately 40% of our net sales for fiscal 2025, 39% of our net sales for fiscal 2024 and 36% of our net sales for fiscal 2023. Net sales to Target Corporation accounted for approximately 11% of our net sales for fiscal 2025, 13% of our net sales for fiscal 2024 and 15% of our net sales for fiscal 2023. No other customer accounted for more than 10% of net sales for any period presented.

(iv) Sales and Distribution

We market our products through our own sales department and through a network of approximately 55 independent brokers, independent distributors and suppliers, including group purchasing organizations.

We distribute products from each of our principal facilities. The majority of our products are shipped from our facilities by contract and common carriers.

We also operate a retail store at our Elgin headquarters. This store sells Fisher snack and recipe products, Orchard Valley Harvest, Squirrel Brand, Southern Style Nut and Just the Cheese products, bulk foods and other products, produced by us and other vendors directly to consumers.

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

A significant portion of our branded marketing efforts are focused on compelling consumer campaigns that include advertisements (e.g., online video, social and influencer activations and partnerships, search engine marketing and media partnerships), product sampling and coupon offers. Our integrated marketing efforts for the Fisher brand include influencers and media partnerships. Additionally, shipper display units and other point of sale promotions are utilized in retail stores in an effort to gain additional temporary product placement and to drive sales volume. We work with third-party information agencies, such as Circana (formerly IRi), to monitor the effectiveness of our marketing and measure product growth in comparison to our competition and the product category.

Commercial ingredient trade promotion typically includes periodically attending regional and national trade shows, trade publication advertising and one-on-one marketing efforts. These promotional efforts highlight our processing capabilities, broad product portfolio, product customization and packaging innovation.

Through participation in several trade associations, funding of industry research and sponsorship of educational programs, we support efforts to increase awareness of the health benefits, convenience and versatility of nuts as both a snack and a recipe ingredient among existing and future consumers of nuts. We also manufacture trail mixes and bars that are designed to give our customers and their families options in their snacking choices that range from healthy to indulgent. We expect to continue increasing our participation and funding with trade associations and groups to focus on sustainability efforts while continuing to partner with farmers to further mitigate climate and other environmental risks.

(vi) Competition

Our nuts, bars and other snack food products compete against products manufactured and sold by numerous other companies offering branded and private brand products in the snack food industry, some of whom are substantially larger, have greater resources than us and may be better positioned relative to potential tariffs. In the nut industry, we compete with, among others, Hormel Foods Corp. (Planters brand), Diamond brand and numerous regional snack food processors. In the bar industry, we compete with, among others, General Mills (Nature Valley brand), PepsiCo, Inc. (Quaker brand), Mondelez (CLIF brand), Kellanova (Nutrigrain brand), Mars (KIND brand) as well as regional bar manufacturers. Competitive factors in our markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution, sales promotion, category management, service level compliance and innovation. The combination of our generally vertically integrated operating model with respect to pecans, peanuts and walnuts, our product quality, product offering, brand strength, innovation, distribution model and our focus on nut, bar and nut related products generally enable us to compete in each of these categories; however there can be no guarantee that our products will continue to be competitive with many of our larger competitors. See Part I, Item 1A — “Risk Factors”.

(vii) Raw Materials and Supplies

We purchase nuts from domestic and foreign sources. In fiscal 2025, all of our walnuts, almonds and peanuts were purchased from domestic sources. We purchase our pecans from the southern United States and Mexico. Cashew nuts are imported from Vietnam and certain West African countries. For fiscal 2025, approximately 28% of the dollar value of our total nut and dried fruit purchases was from foreign sources.

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

Due, in part, to the seasonal nature of the industry, we maintain significant inventories of peanuts, pecans and walnuts especially in the second and third quarters of our fiscal year. Fluctuations in the market price of pecans, peanuts and walnuts and other nuts may affect the value of our inventory and thus may also affect our gross profit and gross profit margin. See Part I, Item 1A — “Risk Factors”. Certain products in the bar industry are seasonal as well and we maintain significant inventories of certain bar products in the fourth quarter of our fiscal year for sales in the first quarter of our fiscal year.

We purchase other inventory items and packaging materials such as roasting oils, seasonings, plastic jars, labels, wrappers, boxes, stand-up bags and composite and clear-plastic cans from other third parties. Material costs, including tree nuts, peanuts, other commodities, packaging and other edible ingredients, including rolled oats, represented approximately 73% of our total cost of sales for fiscal 2025.

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

(ix) Human Capital

As of June 26, 2025, we had approximately 1,900 full-time employees.

We recognize that for our company to be successful, our employees must be healthy, well-trained and motivated to do their best every day. Therefore, we focus on attracting, retaining and effectively engaging our employees. The key aspects of our human resources program and objectives are as follows:

Health and Safety: As a producer, manufacturer and processor of nuts, nut-related products and bars, we are subject to extensive food and employee safety laws and regulations. We place a high priority on employee health and safety as part of our continuous improvement culture. Our commitment to safety is reflected in our proactive approach to injury and accident prevention, as well as risk elimination. Our total occupational injury rate remains in line with the food manufacturing industry average, but we strive to surpass these standards through continuous enhancement of our safety programs. We invest in advanced systems and controls, focusing on training, machine guarding and forklift safety, to ensure a safe working environment. During fiscal 2025, we continued refining our programs, emphasizing the most critical safety matters. By prioritizing risks and addressing them proactively, we are dedicated to building a sustainable safety culture that protects our employees and upholds the highest standards of health and safety.

Training, Development and Promotion: We believe that training, developing and promoting our employees is a cornerstone of our vibrant employee culture. By investing in our existing talent, we enhance performance and maintain high levels of employee satisfaction. Our commitment to upskilling our workforce is reflected in the variety of training programs we offer, covering professional development, workplace fundamentals, business, computer applications and industry-specific subjects such as our Nutology-101 courses. We also conduct annual mandatory training for all employees on topics such as food safety, workplace safety and various regulatory and compliance-related subjects. Our mentorship program pairs emerging talent with executive leadership, broadening talent networks, increasing exposure to cross-functional initiatives and building leadership competencies. By prioritizing the development of our existing employees, we foster a sustainable and impactful leadership culture. In fiscal 2025, approximately 13% of our employees were promoted into roles with greater responsibilities.

Employee Engagement: In fiscal 2025, we continued to focus on employee engagement and retention. We believe that credible leadership drives engagement and promotes retention. Therefore, we purposefully continue to emphasize the importance of being an effective leader and offer various leadership training courses to our management team. In fiscal 2025, all people managers had an annual goal of being an inclusive and engaging leader, which was measured by the leadership engagement score obtained through the annual employee engagement survey. Additionally, we periodically conduct employee surveys to monitor employee satisfaction, engagement and concerns.

Employee Rewards: Through our Sanfilippo Value Added (“SVA”) and Total Team Performance (“TTP”) incentive programs, we provide annual cash bonus opportunities to motivate and reward our employees, as well as align their interests with those of our stockholders. Employees participate in the SVA or TTP program, not both. Approximately 17% of our employees participate in the SVA program and approximately 83% participate in the TTP program. In addition to the SVA and TTP incentive programs, we offer annual sales incentives to our sales and marketing employees and annual monetary leadership awards to our top performers across all functions. We are also proud to offer a comprehensive and competitive benefits package designed to meet the diverse needs of our employees at every stage of life, which includes a company-sponsored healthcare program, a student loan repayment program, a 401(k) program with a competitive company matching contribution and a non-qualified deferred compensation plan to provide executives with the opportunity to accumulate assets for retirement on a tax-deferred basis. We continue to closely monitor the competitiveness of our compensation programs. In fiscal 2025, 93% of our employees received wage adjustments.

Codes of Conduct; Oversight of Concerns: We maintain codes of conduct and ethics policies designed to promote ethical conduct of our employees and agents. We maintain a robust program to address employee concerns and complaints, which includes an anonymous incident reporting system, periodic employee surveys and suggestion boxes that can result in monetary awards. Our employees are made aware of such reporting system through various communication methods, including assurances against retaliation. We regularly monitor best practices in this area to ensure our policies and practices are updated as appropriate.

(x) Seasonality

Our business is seasonal. Demand for peanut and tree nut products is highest during the last four months of the calendar year. Peanuts, pecans and walnuts, three of our principal raw materials, are primarily purchased between September and February and are processed throughout the year until the following harvest. Demand for bars is the highest during our first fiscal quarter. As a result of this seasonality, our personnel requirements rise during the first half of our fiscal year. Our working capital requirements generally peak during the third quarter of our fiscal year.

(xi) Government Regulations, Operating Hazards and Uninsured Risks

The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of shell fragments, foreign objects, insects, foreign substances, pathogens, chemicals, mycotoxins and other hazards, or agents or residues introduced during the growing, storage, handling, processing or transportation phases. We (i) maintain what we believe to be rigid quality control standards and food safety systems that is evident in our annual Safe Quality Food (“SQF”) certification at each manufacturing facility; (ii) generally inspect our nut and other food products by visual examination, screening, metal detectors or electronic monitors at various stages of our shelling and processing operations; (iii) work with the United States Department of Agriculture (“USDA”) in its inspection of peanuts shipped to and from our peanut shelling facilities; (iv) maintain robust environmental pathogen programs; (v) seek to comply with the Nutrition Labeling and Education Act by labeling each product that we sell with labels that disclose the nutritional value and content of each of our products and (vi) assure compliance with the United States Food and Drug Administration (“FDA”) Food Safety Modernization Act (“FSMA”) through our comprehensive Food Safety Plans which include following Current Good Manufacturing Practices and control biological, chemical and physical hazards through our Process, Sanitation, Allergen and Supply Chain Preventive Controls. However, no assurance can be given that some nut or other food products sold by us may not contain or develop harmful substances. In order to mitigate this risk, we strive to select high-quality nut and ingredient suppliers as well as maintain product liability and contaminated product insurance at amounts we believe are adequate in light of our operations. A portion of our annual capital expenditure budget is allocated for compliance with government-mandated food safety standards. Compliance with food safety standards and other government regulations may have an impact on our operations and earnings, particularly if we fail to satisfy such standards or regulations and our products are recalled, harm our consumers or harm our Company’s reputation and standing as a leader of branded and private brand nut, bar, and other snack products. See Part I, Item 1A — “Risk Factors”.

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

Industry Risks

We Have Limited Ability to Control the Availability or Cost of Raw Materials and this May Have a Material Adverse Effect on Our Results of Operations, Cash Flows and Financial Condition

The availability and cost of raw materials for producing our products are subject to crop size and yield fluctuations caused by factors beyond our control. These materials include peanuts, pecans, almonds, cashews, walnuts, pine nuts and other nuts, rolled oats, dried fruits and seeds, cocoa, as well as vegetable oils and other products used in the manufacture of our products. The factors beyond our control include adverse weather conditions, natural disasters (including floods, droughts, frosts, earthquakes and hurricanes), changing climate patterns, plant diseases, foreign currency fluctuations, trade agreements, tariffs and embargos, import/export controls, prices of other crops, labor shortages, inflationary conditions, political change and unrest, sanctions, boycotts, revised sourcing regulations, armed hostilities, such as those in Ukraine and in the Middle East, changes in global customer demand, pandemics and disease, changes in government agricultural programs, government support of any agricultural products, federal and state government mandates related to the preceding or otherwise and purchasing behavior of certain countries, including China and India. Additionally, any determination by the USDA or other government agencies may also reduce the supply of edible nuts and other raw materials used in our products and could (among other things) cause our costs to increase significantly. These determinations include, but are not limited to, that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop, negatively impact the environment, cause or may cause adverse health consequences, any portion of the crop has been contaminated by aflatoxin or other agents, or any future raw material or product recalls for other reasons.

Because these raw materials are commodities, their prices are set by the market and can therefore fluctuate quickly and dramatically due to varied events, such as those described above. Furthermore, we are not able to hedge against changes in nut commodity prices because no appropriate futures, derivative or other risk-sharing market for these commodities exists nor can we create such a market. Consequently, in order to achieve or maintain profitability levels, we attempt to increase the prices of our products to reflect the increase in the costs of the raw materials that we use. However, we may not be successful in passing along partial or full price increases to our customers, if at all. In addition, even if we are successful in passing across partial or full price increases, we may not be able to do so in a timely fashion. Our ability to raise prices and the timing of any price increases is often dependent upon the actions of our competitors, some of whom are significantly larger and more diversified than we are or own farms which produce the raw materials. We have observed rapid inflation with respect to packaging and other products used to manufacture and package our products and general inflationary conditions that are difficult to predict, and we may not be able to pass along such inflationary increases to our customers or may not be able to do so in a timely fashion. We have also observed tariffs and the threat of tariffs causing increased or uncertain prices and uncertainty in the markets in which we operate, including for the purchase of certain equipment for the manufacture of products. Additionally, any such product price increase that we are able to pass along to our customers may ultimately reduce the demand for, and sales of, our products as customers reduce purchases, buy lower priced products or lower margin products. Alternatively, if the prices of any raw materials significantly decrease, and we have inventories of such materials on hand, we may be unable to reduce product prices without adversely impacting our gross margins or our customers will not pass along price decreases, which could impact overall demand. Any competitors who purchase such material on the open market or own the farms which produce the raw materials may be able to reduce prices in a more timely manner, and we could lose market share to such competitors. We are also subject to risks associated with purchasing a majority of our pecans, peanuts and walnuts directly from growers, including the risk of purchasing such products from growers at costs that later, due to altered market conditions, prove to be above prevailing market prices at time of sale. Accordingly, because we purchase a majority of our pecans, peanuts and walnuts directly from growers during harvest season and shell and process these nuts throughout our fiscal year, there is a possibility that, after we acquire these nuts, market conditions may change. Depending on these changing market conditions, we may be forced to sell these nuts at reduced prices relative to our acquisition cost. Any one or more of the foregoing aspects may have a material adverse effect on our results of operations, cash flows and financial condition.

Moreover, fluctuations in the market prices of nuts may affect the value of our inventories, margins and profitability. We enter into fixed price commitments with a portion of our commercial ingredient customers and certain other customers. The commitments are for a fixed period of time, typically three months to twelve months. Such commitments with a term of six months or more represented approximately 2% of our annual net sales in fiscal 2025. Sometimes we enter into fixed price commitments with respect to certain nut products before fixing our acquisition costs in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent we do so and our fixed prices are not properly aligned with our acquisition costs, these fixed price commitments may result in reduced or negative gross profit margins, which could have a material adverse effect on our financial condition and results of operations.

We Operate in a Competitive Environment Which Could Materially and Adversely Affect our Financial Condition and Results of Operations

We operate in a highly competitive environment. The principal areas of competition are, among others, taste, flavor, quality, packaging, price, nutrition, brand recognition, advertising, promotion, convenience and service. Our principal products compete against food and snack products manufactured and sold by numerous regional, national and international companies, some of which are substantially larger and have greater resources than us, such as Hormel Foods Corp. (Planters brand), Diamond Brand, General Mills (Nature Valley brand), PepsiCo, Inc. (Quaker brand), Mondelez (CLIF brand), Kellanova (Nutrigrain brand), Mars (KIND brand), among others. Most of our competitors that sell and market the other top branded snack nut products and bars have committed more financial, marketing and other resources to such brands when compared to the resources available to or spent by us on our brands. Additionally, many food retailers, supercenters, mass merchandisers and internet retailers have continued to emphasize their own private brand offerings as a key part of their strategy and may develop or expand their own private brand nut and nut product offerings and private brand bar offerings, to the exclusion of our branded products or private brand products, particularly in an uncertain economic environment or due to inflationary conditions. Certain other grocery retailers, such as international stores or smaller format stores, may not stock our products. Other smaller competitors may be able to focus on faster-growing, niche markets that we are unable to market effectively to or otherwise sell to due to our size, operations, marketing strategy or perceptions regarding our Company. Additionally, certain food retailers and internet retailers may seek to invest in companies serving certain niche markets and/or offer shelf space, added promotional activity or other marketing efforts in exchange for ownership in such companies, which we are unable to offer to such food retailers or internet companies. Recent consolidation and mergers and acquisitions activity in the nut and snack food market has resulted in price competition as part of such consolidation or mergers and acquisitions activity. Many of our competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing inshell pecans, peanuts, walnuts and other nut types directly from growers at fixed prices that later, due to altered market conditions, may prove to be above prevailing market prices. We also compete with other shellers in the commercial ingredients market and with regional processors in the retail and wholesale markets. In order to maintain or increase our market share, we must continue to price our products competitively and spend on marketing, advertising, new product innovation and shelf placement and slotting fees. This may cause a decline in gross profit margin if we are unable to increase sales volume or otherwise reduce our costs, which could materially and adversely affect our financial condition and results of operations.

Significant Private Brand Competitive Activity Could Materially and Adversely Affect Our Sales and as a Result Our Financial Condition and Results of Operations

Some customer buying decisions, including some of our largest private brand customers, are based upon a periodic bidding process in which a single, successful bidder is assured the right to sell the selected product or products to the food retailer, supercenter, mass merchandiser, club store or internet retailer until the next bidding process to the exclusion of other bidders. Our sales volume may decrease significantly if our bids are too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our bids are successful, but below our desired price points. In addition, our margins could be further reduced if commodity prices or other input prices subsequently rise and customers are unwilling or unable to accept price increases. The nut and snack food industry has experienced consolidation and significant mergers and acquisitions activity in recent years. If certain of our competitors elect to reduce prices in order to increase sales or market share, our market share could decrease and this could adversely affect our financial condition and results of operations.

Many food retailers, supercenters, mass merchandisers, club stores and internet retailers have sought to develop or expand their private brand offerings in recent years. Should any of our significant customers elect to introduce or expand their private brand programs, and we do not participate in such programs, including due to undesirable margins or selling prices, our sales volume and margins could be negatively impacted. This is because the private brand programs would directly compete against our branded products or exclude our private brand or branded products due to shelf space or other concerns. Any of these outcomes may materially and adversely affect our financial condition and results of operations.

Changing Consumer Preferences and Demand Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Our financial performance depends in part on our ability to anticipate and offer products to our customers that appeal to their preferences. Consumer preferences can quickly change based on a number of factors beyond our control. These preferences may include, but are not limited to, preference for branded or private brand products, options to purchase such products and the format, and various quantity or volume sizes of such products. If we fail to anticipate, identify or react quickly to these changes and are unable to develop and market new and improved products or otherwise offer products that meet consumer preferences, demand for our products could suffer. In addition, demand for our products could be affected by consumer concerns regarding the labeling, packaging, flavors, manner of preparing our products or concerns with respect to the health effects of nutrients or ingredients (including oils and dyes) in any of our products or the overall sustainability or impact of our products on the environment. The development and introduction of new products and packaging or alteration of existing products and packaging requires substantial research and development, testing and marketing expenditures, which we may be unable to recover fully if the new products do not achieve the necessary commercial success. New product introduction also results in increased costs, including from the use of new manufacturing techniques, capital expenditures, new raw materials and ingredients, new or revised methods of processing, additional labor and consulting expenses, development or revision of packaging and labeling and additional marketing and trade spending. Consumers are also purchasing food products with increasing frequency outside traditional retail supermarkets, including via the Internet. If we are unable to provide customers with our products outside traditional retail supermarkets, supercenters and club stores, demand for our products could suffer and/or we will be unable to grow our business. Customers may also use phone-based applications to determine perceived health factors of our products, which we have little to no control over. Reduction in demand as a result of changing consumer preferences or inability to provide consumers with products they demand, or in the manner they demand, could materially and adversely affect our financial condition and results of operations.

We are Subject to Customer Pricing Pressures and Retail Consolidation Trends Which Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As the retail grocery trade continues to consolidate and our retail customers grow larger, become more sophisticated, use data and artificial intelligence (AI) for purchasing decisions and obtain more purchasing power, our retail customers are demanding lower pricing, especially private brand customers, and increased free or discounted promotional programs. Further, these retail customers may begin to place a greater emphasis on the lowest-cost supplier in making purchasing decisions, especially during periods of increased or variable raw material acquisition costs or rapid inflation. An increased focus on the lowest-cost supplier could reduce the benefits of some of our competitive advantages, which include a focus on customer service, innovation, production capacity, category management and quality. As the retail environment consolidates, many customers are reducing inventories or focusing on a limited number of brands (often the number one or number two brand by market share) or a limited number of products or SKUs in making purchasing decisions. In addition, certain customers in the retail channel, such as dollar stores and other discount sellers, have become increasingly sophisticated and may demand similar pricing to retail grocery customers. As part of the retail consolidation trend, diversified companies with substantial Internet presences have increased their food offerings or purchased retail supermarkets to expand their grocery business, particularly as such companies focus on food delivery direct to consumers. Such companies have substantial pricing power and may focus on their products to the exclusion of our products. If we fail to respond to these trends, our sales volume growth could suffer, and it may become necessary to lower our prices and increase promotional support of our products. Any of these factors would materially and adversely affect our gross profit and gross profit margin and could materially and adversely affect our financial condition and results of operations.

Food Safety, Allergy and Product Contamination Concerns Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

If consumers in our principal markets lose confidence in the health or safety of nut and bar products, particularly with respect to peanut and tree nut allergies, food borne illnesses, processes, ingredients and packaging used in the manufacturing process or other food safety matters, this could materially and adversely affect our financial condition and results of operations. Individuals with nut allergies may be at risk of serious illness or death resulting from the consumption of our nut and bar products, including consumption of the products of our customers which in turn contain our products as an ingredient. Notwithstanding our existing food safety controls, we process peanuts and tree nuts on the same equipment, and there is no guarantee that our other products will not be cross-contaminated. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters, including food borne illnesses, may discourage consumers or our customers from buying our products, cause production and delivery disruptions or result in product recalls. Product safety issues concerning the products we manufacture, distribute and sell, and also concerning similar products not manufactured, distributed or sold by us, may materially and adversely affect demand for products in the nut industry as a whole, including products without actual safety problems. Decreases in demand for products in the industry generally could have a material adverse effect on our financial condition and results of operations. In addition, the cooling system at our Elgin, Illinois facility utilizes ammonia. If a leak in the system were to occur, there is a possibility that the inventory in cold storage at our Elgin, Illinois facility could be destroyed which could have a material adverse effect on our financial condition and results of operations.

Product Liability, Product Recalls, Product Labeling and Product Advertising Claims May Have a Material Adverse Effect on Our Results of Operations and Cash Flows

We face risks associated with product liability claims, product recalls and other liabilities in the event: (i) our food safety and quality control procedures are ineffective or fail, (ii) we procure products or packaging from third parties that are or become subject to a recall, regardless of whether or not our food safety and quality control procedures are ineffective or fail, (iii) our products or packaging cause injury or become adulterated or misbranded, (iv) our products are determined to be promoted or labeled in a misleading fashion or do not contain required labeling or notices, (v) government authorities test our products and determine that they contain a contaminant or present a food safety risk, (vi) our products are tampered with, (vii) one of our competitors is subject to claims, recalls or other liabilities involving products similar to ours or (viii) federal, state or other government agencies or courts determine that our products could pose health risks or contain potentially harmful chemicals, ingredients or other substances. In recent years, the food industry has been a target of litigation over product labeling and advertising, including nut and bar products. Such litigation may result in significant costs to defend and resolve. In addition, we do not control the labeling of the products of our customers that contain our products as an ingredient. A product recall of a sufficient quantity or significant adverse publicity, a significant product liability judgment against us, a significant advertising-related liability or other safety concerns (whether actual or claimed) could impact our products in a number of ways. These impacts could include unavailability of our product for a period of time, re-labeling or re-packaging products, loss of consumer confidence in our products and exposure to liabilities in excess of any insurance we maintain for such events, including to our private brand customers. As customers request revised and more sophisticated packaging, our packaging solutions may result in manufacturing defects or errors in the manufacture of such packaging, which could cause us to recall the products despite having proper food safety protocols. If these kinds of events were to occur, they would have a material adverse effect on the demand for our products, subject us to costly recalls or withdrawals, require us to spend significant amounts to change our operations to remedy such issues, and, consequently, could have a material adverse effect on our results of operations and cash flows.

Increased Production, Materials, Transportation and Insurance Costs Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Our results are dependent on controlling a variety of costs, including multiple costs related to the manufacture and production of our products. In the past we have experienced variability in transportation costs due to additional demand in shipping by a variety of market participants, a general shortage of drivers due to health and safety concerns, and increased fuel costs and federal regulations, which require increased monitoring of driving time using electronic monitoring technology. In addition to transportation costs, we have experienced (and may continue to experience) increased commodity or raw material costs, increased packaging material prices, higher general water, energy and fuel costs, increased labor costs as well as increased insurance costs, such as for property and workers’ compensation insurance. Maintaining the prices of our products, initiating price increases (including passing along price increases for commodities used in our products) and increasing the demand for our products (especially when prices for our products are decreasing due to commodity price decreases), all of which are important to our plans to increase profitability, may be materially and adversely affected or undermined by such increases in production and operation costs. Material and sustained increases in any of the foregoing costs could materially and adversely affect our financial condition and results of operations.

Technology Disruptions, Failures or Breaches, Hacking Activity, Ransomware Attacks or Other Cybersecurity Events Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We depend on information technology to maintain and streamline our operations, including, among other things, (i) interfacing and communicating with our locations, customers and suppliers, (ii) complying with financial reporting, legal and tax regulatory requirements, (iii) maintaining logistics, inventory control and monitoring systems, (iv) providing us with real-time feedback about our business and our industry and (v) allowing continuity of operations. Like other companies, our information technology systems or information technology systems of our customers, vendors, counterparties and other third party providers may be vulnerable to a variety of interruptions due to events beyond our control, including natural disasters, terrorist attacks, government-sponsored or affiliated cyberattacks, telecommunications failures, outages during replacement or upgrades, computer viruses, phishing activity, hardware failures, cloud-based technology outages, power outages, hackers, social engineering attacks, loss or theft of hardware, ransomware attacks, cyber risks and other security issues. We have technology security initiatives, cyber insurance and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, particularly as the global dependence on technology grows, the sophistication of cyber threats increase. Moreover, if we are unable to prevent security breaches or disclosure of non-public information, we may suffer financial damage, in addition to litigation or remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our customers, consumers, or suppliers. If we were subject to a ransomware attack, we may be required to pay ransom in amounts that could be material to our financial condition.

In addition, we have outsourced several information technology support services and administrative functions to third-party service providers. We may outsource other functions in the future to achieve cost savings and efficiencies, and use AI in our operations to achieve efficiencies. If the service providers to which we outsource these functions or our AI providers do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors or mitigate the problematic actions made by such service providers or AI providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, the loss of sensitive data through security breach, or otherwise. While we or any third-party service provider have not experienced any significant disruption, failure or breach impacting our information technology systems, any such disruption, failure or breach could adversely affect our financial condition and results of operations.

Increases in Labor Costs or Work Stoppages, Strikes or Other Labor Events Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As the number of our employees has grown, personnel costs, including the costs of medical and other employee health and welfare benefits, have increased. These costs can vary substantially as a result of an increase in the number, mix and experience of our employees and changes in health care and other employment-related laws. There are no assurances that we will succeed in reducing future increases in such costs, particularly if government regulations require us to change our health and welfare benefits, government regulations impose additional benefits or monitoring and compliance expenses, or we need to attract and retain additional qualified personnel or provide extra compensation due to other reasons. Increases in personnel costs can also be amplified by low unemployment rates, unavailability of potential workers, increased inflation, our preferences among workers in the labor market and general tight labor market conditions in any of the areas where we operate. Increases in labor costs at any of our suppliers, transportation providers, third parties that we do business with or third parties within our supply chain may also adversely impact the cost of our raw materials and other inputs and thus increase the cost of our products. Our inability to control such costs could materially and adversely affect our financial condition and results of operations.

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

The Impact of Changing Climate Patterns Could Materially and Adversely Affect Our Financial Condition and Results of Operation

We have observed changing climate patterns in the U.S. and internationally. These changing climate patterns have caused weather patterns to change, and we have experienced severe droughts, floods, frosts, hurricanes, tornadoes, cold and warmer temperatures, adverse air conditions and other previously abnormal natural events. These weather events could impact the ability of our growers and producers to consistently provide us with the quality and quantity of nut and nut related products or other raw materials that we require, and in turn, cause the prices of certain nuts and raw materials to increase or change in unpredictable ways. Any long-term changes in climate patterns could prevent growers from growing or harvesting nuts or other raw materials in previous quantities, or at all, as many nut products require particular soil, water and climate conditions in order to grow or have acceptable yields. Because we (and our growers) cannot predict, change or insure against changing climate patterns, our ability to react to these changes is limited. If we and our growers and producers cannot adapt to changing climate patterns, our financial condition and results of operations could be materially and adversely affected.

Business Risks

Negative Perception About Our Company, Our Values and Practices or our Branded or Private Brand Products Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

Our ability to develop, maintain and continually enhance consumer and customer perceptions about our Company and our branded products is critical to improving our operating and financial performance. The value of our Company and our branded products is largely based on the degree to which consumers and customers react and respond positively to our operations and our brands. Positive views of our Company and our brand value could diminish significantly due to a number of factors, including (i) consumer or customer perception that we have acted in an irresponsible or reckless manner, (ii) negative perception about the actions or values of our Company, our management or large stockholders, (iii) adverse publicity about our products and Company operations (whether actual or fictitious), (iv) product recalls or failure to maintain the quality of our products, (v) the failure of our products to deliver consistently positive consumer experiences, (vi) concerns about food safety, allergies, or the availability of our products, (vii) concerns about the sustainability of our operations and products, or (viii) the actual impact or perceptions about the impact that our operations or products have on the environment. Customer, vendor, stockholder and government views on our sustainability and environmental practices and values can change quickly due to events beyond our control and we may not be able to effectively change or communicate our practices and values to avoid negative perceptions.

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

We are Dependent Upon Certain Significant Customers Which Could Materially and Adversely Affect Our Financial Condition, Cash Flows and Results of Operations

We are dependent on a few significant customers for a large portion of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 67%, 66% and 64% of net sales in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. As discussed in “Item 1- Business”, sales to Walmart and Target represented a majority of such sales to our five largest customers. There can be no assurance that all significant customers will continue to purchase our branded or private brand products in the same quantities, same product mix or on the same terms as in the past, particularly as increasingly powerful retailers demand lower pricing, different packaging, larger marketing support or payments for retail space, establish private brands or request other terms of sale which negatively impact our profitability or sales. Many of our largest customers emphasize sales at physical locations and a significant shift to Internet sales may impact the amount and types of products they purchase from us. A loss of one of our largest customers, a material decrease in purchases by one of our largest customers, the inability to collect a receivable from or a significant business interruption at one of our largest customers would result in decreased sales and would materially and adversely affect our results of operations, financial condition and cash flows.

Our Products are Processed at a Limited Number of Production Facilities and any Significant Disruption at any of Our Production Facilities or Disruption with a Third-Party Supplier Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

Our products are shelled, manufactured or otherwise processed at our various production facilities. However, certain nut and nut-related products, including the shelling of peanuts, walnuts and pecans and processing and packaging of certain other products, such as our bars, are conducted only at a single location. If any of these production facilities experience a disruption for any reason, including a work stoppage, power failure, fire, pandemic, terrorism, cyberattack, labor event or weather or climate related condition or natural disaster, this could result in a significant reduction or elimination of the availability of some of our products. In addition, a dispute with, or disruption at, a significant third-party supplier, service provider, distributor or customer may impact our ability to produce, package, market, transport and sell our products. If we were not able to obtain alternate production, shelling or processing capability in a timely manner or on satisfactory terms, this could have a material adverse effect on our financial condition and results of operations.

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

Operational, Legal, Economic, Political and Social Risks of Doing Business in International Markets and Other Foreign Countries May Have a Material Adverse Effect on Our Results of Operations

Approximately 28% of the dollar value of our total nut and dried fruit purchases for fiscal 2025 were made from foreign countries. We purchase our cashews from Vietnam and certain West African countries and some of our pecans from Mexico. We also purchase sunflower oil and certain other ingredients that are sourced from Ukraine. To this extent, we are exposed to various risks inherent in international markets, including increased governmental ownership and regulation of the economy, greater likelihood of inflation and adverse economic conditions, governmental attempts to control inflation, such as setting interest rates and maintaining wage and price controls, supply reduction into the United States from increased demand in foreign countries, international competition, compliance with, and subjection to, foreign laws, including our ability to protect our intellectual property, such as our brands, compliance with U.S. laws and regulations related to conduct in foreign countries, such as the Foreign Corrupt Practices Act, currency exchange rates, potential for contractual defaults or forced renegotiations on purchase contracts with limited legal recourse, tariffs, quotas, duties, import and export restrictions, sanctions, armed hostilities and other barriers to trade that may reduce our profitability or sales and civil unrest, armed hostilities and significant political instability.

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

Litigation Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We have been the subject of litigation and investigations in the past, and we may become the subject of litigation and investigations in the future, which may include lawsuits or claims related to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, wage and hour matters, cybersecurity matters, environmental matters, debt obligations or other aspects of our business. Plaintiffs or regulatory bodies could seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to lawsuits and investigations is difficult to estimate accurately. Additionally, many of our customer contracts require us to indemnify and assume the defense of any third-party claim against the customer, increasing the risk of litigation related to our operations or products. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation and investigations may be expensive to defend and may divert time, money and management attention away from our operations and negatively impact our financial performance. We maintain insurance in amounts we believe to be adequate based on our business operations. However, we may incur claims or liabilities for which we are not insured, that exceed the amount of our insurance coverage or that our insurers may raise various objections and exceptions to coverage. A judgment or settlement for significant monetary damages or requiring other significant changes to our business or assets could materially and adversely affect our financial condition and results of operations. Any adverse publicity resulting from allegations or investigations may also adversely affect our reputation and the reputation of our products, which in turn could materially and adversely affect our financial condition and results of operations or result in serious and adverse operational consequences.

Inability to Protect Our Intellectual Property or Avoid Intellectual Property Disputes Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We consider our intellectual property rights, particularly and most notably our brand trademarks (such as our Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts and Just the Cheese trademarks), but also our patents, trade secrets, know-how copyrights and licensing agreements, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, service mark, trademark, copyright and trade secret laws, as well as licensing agreements, third-party nondisclosure and assignment agreements and policing of third-party misuses of our intellectual property both domestically and internationally. We also monitor the use of our intellectual property and confidential information as we expand the use of AI in our business. Our failure to obtain or adequately protect our trademarks, products, new features of our products, or our trade secrets and technology, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially and adversely affect our financial condition and results of operations.

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

Financial Risks

Certain of Our Stockholders Possess a Majority of Aggregate Voting Power in the Company and Stockholders within The Sanfilippo Group Have Pledged Shares of their Class A Stock, Which May Make a Takeover or Change in Control More or Less Difficult and Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As of August 20, 2025, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Sanfilippo, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 50.5% voting interest in the Company. As of August 20, 2025, Michael J. Valentine (the “Valentine Group”) owns or controls Common Stock and Class A Stock representing approximately a 23.8% voting interest in the Company. In addition, the Sanfilippo Group and the Valentine Group as holders of the Class A Stock are entitled to elect seven Class A Directors, or a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert certain influence on our business, or take certain actions, that cannot be counteracted by another stockholder or group of stockholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of our stockholders, including any amendments to our certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent or cause dividends, or a change in control or sale of the Company, which may or may not be in the best interests of other stockholders, and can take other actions that may be less favorable to other stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations, which could materially and adversely affect our financial condition, results of operations and cash flows.

The Way in Which We Measure Inventory May Have a Material Adverse Effect on Our Results of Operations

We physically acquire our inshell nut inventories of pecans, peanuts and walnuts from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of our fiscal year, and receive nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded based on those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved through continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While we perform various procedures periodically to confirm the accuracy of our bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations in quantities and yields, and such adjustments directly affect earnings. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen-month period, at which time revisions to any estimates, which historically averaged less than 1.0% (but it cannot be guaranteed to continue under this level) of inventory purchases, are also recorded. The precise amount of our bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. The majority of bulk-stored nut inventories at June 26, 2025 will be processed during the first half of fiscal 2026 and any adjustment to our bulk stored nut inventory quantity will be recorded at that time. There can be no assurance that any bulk stored nut inventory quantity adjustments will not have a material adverse effect on our results of operations in the future.

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

The Company’s information security function and management team is led by our Vice President of Information Technology and Cybersecurity, who has approximately 39 years of experience in the information technology area and holds the CISM certification, and our Senior Director of Information Technology Infrastructure and Cybersecurity, who has approximately 26 years of experience in the information technology area and holds CISSP, CCSP, CISM, and OSCP certifications.

The information security team is responsible for monitoring, managing and assessing cybersecurity risks and threats on a day-to-day basis. In particular, the information security team monitors, assesses and mitigates threats and is responsible for improving and strengthening the Company’s cybersecurity environment. As discussed below, the information security team works with nationally recognized third parties and licenses various cybersecurity tools and products to assist with assessing and managing cybersecurity risks. The information security team regularly interacts and discusses cybersecurity matters with our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer as part of our company-wide risk management system. The information security team has plans and processes in place to escalate certain cybersecurity issues to senior management and the Board or the Audit Committee, including for consideration of whether, when and how to publicly disclose any material cybersecurity event. In addition, we maintain insurance to help reduce our exposure from potential losses should a cybersecurity incident arise.

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

We have engaged in a tabletop exercise with a nationally recognized third party to test our readiness in respect to certain of the preceding events and risks. When risks or threats are identified to the Company by a third party, the information security team is responsible for assessing the risk or threat and determining a course of action to mitigate the risk or neutralize the threat.

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

The Company also has a Risk Assessment Committee composed of selected members of senior management. Member(s) of the information security team are members of this Risk Assessment Committee (which occur at least quarterly) to address cybersecurity risks and discuss cybersecurity threats to the Company. Member(s) of the information security team have the opportunity to present at the Risk Assessment Committee meetings and raise issues and concerns regarding cybersecurity. The minutes of Risk Assessment Committee meetings are provided to the Board and senior management discusses with the Board the matters addressed at the applicable Risk Assessment Committee meeting.

Item 2 — Properties

We own or lease five principal production facilities and lease a warehouse near our Elgin facility. Our primary processing facility is located at our Elgin, Illinois site which also houses our primary manufacturing operations and corporate headquarters (the “Elgin Site”). The remaining principal production facilities are located in Bainbridge, Georgia; Selma, Texas; Gustine, California and Lakeville, Minnesota. In addition, we operate a retail store at the Elgin Site.

We believe that our facilities are generally well maintained and in good operating condition.

a. Principal Facilities

The following table provides certain information regarding our principal facilities:

Location	Square Footage	Type of Interest	Description of Principal Use	Date Company Constructed, Acquired or First Occupied
Bainbridge, Georgia	300,000	Owned and Leased	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987
Selma, Texas(1)	300,000	Leased	Pecan shelling, processing, bulk packaging, warehousing and distribution	1992
Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993
Elgin, Illinois(2) (Elgin Office Building)	400,000	Owned	Rental property	2005
Elgin, Illinois (Elgin Manufacturing Building)	1,001,000	Owned	Processing, packaging and corporate offices	2005
Lakeville, Minnesota	298,000	Owned	Bars, processing and packaging	2023
Huntley, Illinois	445,000	Leased	Warehousing and distribution	2024

(1)
The sale and lease back of the Selma properties to related party partnerships was consummated in fiscal 2007. See Note 8 —“Long-Term Debt” of the Notes to the Consolidated Financial Statements.
(2)
The Elgin Office Building (part of the Elgin Site) was acquired in April 2005. Approximately 84% of the Elgin Office Building is currently vacant. Approximately 29% of the rentable area has not been built-out. The vacant portion of the office building may be leased to third parties; however, there can be no assurance that we will be able to lease the unoccupied space. Further capital expenditures will likely be necessary to fully lease the remaining space.

b. Manufacturing Capability, Utilization, Technology and Engineering

Our principal production facilities are equipped with modern processing and packaging machinery and equipment.

The Elgin Site was designed to our specifications and to efficiently move products from raw storage to processing to packaging to distribution. The Elgin Site was designed to minimize the risk of cross contamination between tree nuts and peanuts. As currently configured, we believe the Elgin Site can accommodate an increase in production capacity of 15% to 20% of our current capacity, however certain production lines are at full capacity during peak periods. The Huntley facility will allow us to accommodate increases in future demand and alleviate storage space constraints at the Elgin Site. The Huntley facility can, on average, accommodate an increase of 20% of its current storage capacity, however at certain points in time of the year, we are at full capacity.

The Selma facility is used for our automated pecan shelling, packaging, bulk packaging, warehousing and distribution operations. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. During fiscal 2025, we processed approximately 36 million inshell pounds of pecans at the Selma facility. The quantity of pecans processed varies depending on the amount of inshell nuts purchased due to, among other things, commodity acquisition cost risk, the size and cost of the crop, the impact of international demand and expected demand based on our current sales forecast.

The Bainbridge facility is located in the largest peanut producing region in the United States and is used for nut purchasing, peanut shelling, peanut butter production and distribution. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to our customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2025, the Bainbridge facility shelled approximately 85 million inshell pounds of peanuts.

The Lakeville facility is used for manufacturing and packaging bars. This facility produces chewy, fruit and grain, sweet and salty, dipped, crunchy and fiber bars along with loose granola. We believe the Lakeville facility can accommodate an increase in production capacity of 15% to 20% of its current capacity, however certain production lines are at full capacity and there is no available physical space for additional capacity.

The Gustine facility is used for walnut shelling, pasteurization, processing, bulk packaging, warehousing and distribution. This facility has the capacity to shell in excess of 60 million inshell pounds of walnuts annually. During fiscal 2025, the Gustine facility shelled approximately 32 million inshell pounds of walnuts. The quantity of walnuts shelled will vary depending on the amount of inshell nuts purchased due to, among other things, commodity acquisition cost risk, the size and cost of the crop, the impact of international demand, and expected demand based on our current sales forecast.

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

Item 4 — Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for our annual meeting of stockholders to be held on October 29, 2025. Below are our executive officers as of August 20, 2025:

Jeffrey T. Sanfilippo, Chief Executive Officer, age 62 — Mr. Sanfilippo has been employed by us since May 1991 and in November 2006 was named our Chief Executive Officer. Mr. Sanfilippo served as our Executive Vice President Sales and Marketing from January 2001 to November 2006. He served as our Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of our Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995, and Mr. Sanfilippo served as Vice President Sales and Marketing from October 1995 to August 1999. Mr. Sanfilippo is responsible for overseeing our Sales, Marketing, Food Safety and Human Resource departments.

Frank S. Pellegrino, Chief Financial Officer, Executive Vice President, Finance and Administration, and Treasurer, age 51 — Mr. Pellegrino has been employed by us since January 2007. In August 2021, Mr. Pellegrino was promoted to Chief Financial Officer. In August 2020, Mr. Pellegrino was promoted to Executive Vice President, Finance and Administration. Mr. Pellegrino served as our Senior Vice President, Finance from August 2012 to August 2020 and, in August 2016, he was appointed Treasurer. Mr. Pellegrino served as Vice President Finance and Corporate Controller from January 2009 to August 2012. He served as Corporate Controller from September 2007 to January 2009 and as Director of Accounting from January 2007 to September 2007. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger, a business-to-business distributor. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP. Mr. Pellegrino is responsible for our Accounting, Finance, Treasury, Legal and Tax functions, our Information Technology, Contract Manufacturing and Customer Solutions departments along with Investor Relations.

Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Secretary, age 57 — Mr. Sanfilippo has been employed by us since February 1991. In August 2025, Mr. Sanfilippo was named our Secretary. In November 2006, Mr. Sanfilippo was named our Chief Operating Officer and President and, in May 2007, Mr. Sanfilippo was named our Treasurer and held that position until January 2009. Mr. Sanfilippo served as our Executive Vice President Operations from 2001 to November 2006, retaining his position as Assistant Secretary, which he assumed in December 1995. Mr. Sanfilippo became a member of our Board of Directors in December 2003. He became our Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 to August 1999. Prior to that, Mr. Sanfilippo was the General Manager of our Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in our Financial Relations Department. Mr. Sanfilippo is responsible for overseeing our Plant Operations, as well as Commodity Procurement and Research and Development functions.

Julia A. Pronitcheva, Senior Vice President, Human Resources, age 49 — Ms. Pronitcheva has been employed by us since May 2011 when she started as our Benefits and Compensation Manager. In November 2022, Ms. Pronitcheva was promoted to Senior Vice President of Human Resources. Ms. Pronitcheva served as our Vice President of Human Resources from January 2019 to November 2022. Ms. Pronitcheva led our Human Resources and Safety functions as Senior Human Resources Director from June 2018 to January 2019. Ms. Pronitcheva served as our Human Resources Director from August 2017 to June 2018. Ms. Pronitcheva served as our Senior Total Rewards Manager from July 2013 to August 2017. Previously, Ms. Pronitcheva was employed by Sheffield, Olson and McQueen, Inc., Uponor North America and SIRVA Worldwide Relocation & Moving Services. Ms. Pronitcheva is responsible for talent strategy and solutions that support employees and business objectives focused on growth and high-performing culture.

Michael J. Finn, Vice President, Corporate Controller, age 50 — Mr. Finn has been employed by us since November 2011 when he started as our Assistant Corporate Controller. In August 2021, Mr. Finn was promoted to Vice President, Corporate Controller, and in October 2021, he became the Principal Accounting Officer of the Company. In August 2018, Mr. Finn was promoted to Corporate Controller. He served as our Director, Financial Reporting and Tax from August 2014 to July 2018. Previously, Mr. Finn was Manager of External Reporting at Nalco Company. Prior to that, Mr. Finn was a Senior Manager in the Assurance Practice at BDO, LLP. Mr. Finn has been a Certified Public Accountant (CPA) since 2000. Mr. Finn is responsible for our Accounting, Financial Reporting and Income Tax functions.

RELATIONSHIPS AMONG CERTAIN DIRECTORS AND EXECUTIVE OFFICERS

Below are the relationships among certain directors and executive officers as of August 20, 2025:

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

The graph below compares our cumulative five-year total stockholder return on our Common Stock with the cumulative total returns of the Russell 2000 Consumer Staples Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our Common Stock, in each index (with the reinvestment of all dividends) from June 25, 2020 to June 26, 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among John B. Sanfilippo & Son, Inc., the Russell 2000 Index
and the Russell 2000 Consumer Staples Index

$200
$150
$100
$50
$0
6/25/20
6/24/21
6/30/22
6/29/23
6/27/24
6/26/25
John B. Sanfilippo & Son, Inc.
Russell 2000
Russell 2000 Consumer Staples

* $100 invested on 6/25/20 in stock or 6/30/20 in index, including reinvestment of dividends.
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

As of August 20, 2025 there were 40 holders and 20 holders of record of our Common Stock and Class A Stock, respectively.

Under our Restated Certificate of Incorporation, the Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on our common equity. Our current financing agreements, as amended and restated on June 16, 2025, allow us to make up to four cash dividends or distributions of our stock in any fiscal year in an amount not to exceed $100 million in the aggregate per fiscal year. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Arrangements.”

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
•
On July 17, 2024 our Board of Directors declared an annual and special cash dividend of $0.85 and $1.25, respectively, that was paid to holders of Common Stock and Class A Stock on September 11, 2024.
•
Subsequent to the end of fiscal 2025, the Board of Directors declared an annual and special cash dividend of $0.90 and $0.60, respectively, that will be paid to holders of our Common Stock and Class A Stock on September 11, 2025.

For purposes of the calculation of the aggregate market value of our voting stock held by non-affiliates as set forth on the cover page of this Report, we did not consider any of the siblings or spouses of Jasper B. Sanfilippo, Sr. or Mathias A. Valentine, or any of the lineal descendants of either Jasper B. Sanfilippo, Sr., Mathias A. Valentine or such siblings (other than those who are our executive officers, directors or those in the foregoing who have expressly formed a group within the meaning of Section 13(d)(3) of the Exchange Act) as an affiliate. See “Review of Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2025 Annual Meeting and “Relationships Among Certain Directors and Executive Officers” appearing immediately before Part II of this Report.

Securities Authorized under Equity Compensation Plans

The following table sets forth information as of June 26, 2025, with respect to equity securities authorized for issuance pursuant to equity compensation plans previously approved by our stockholders and equity compensation plans not previously approved by our stockholders.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column(a))
Equity compensation plans approved by stockholders — stock options	—	—	627,364
Equity compensation plans approved by stockholders — restricted stock units and performance restricted stock units	158,824	—	627,364
Equity compensation plans not approved by stockholders	—	—	—

Item 6 — Selected Financial Data

The following historical consolidated financial data for the last five fiscal years was derived from our consolidated financial statements. The financial data below should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The information below is not necessarily indicative of the results of future operations.

Consolidated Statement of Comprehensive Income Data: (dollars in thousands, except per share data)

	Year Ended
	June 26, 2025	June 27, 2024	June 29, 2023	June 30, 2022	June 24, 2021
Net sales	$1,107,246	$1,066,783	$999,686	$955,868	$858,482
Cost of sales	903,775	852,644	788,055	756,241	673,495
Gross profit	203,471	214,139	211,631	199,627	184,987
Selling and administrative expenses	118,760	128,952	121,407	112,190	99,809
Income from operations	84,711	85,187	90,224	87,437	85,178
Interest expense	3,552	2,549	2,159	1,921	1,441
Rental and miscellaneous expense, net	1,849	1,301	1,321	1,347	1,399
Pension expense (excluding service costs)	1,445	1,400	1,394	2,473	2,519
Income before income taxes	77,865	79,937	85,350	81,696	79,819
Income tax expense	18,931	19,688	22,493	19,909	20,078
Net income	$58,934	$60,249	$62,857	$61,787	$59,741
Basic earnings per common share	$5.06	$5.19	$5.43	$5.36	$5.19
Diluted earnings per common share	$5.03	$5.15	$5.40	$5.33	$5.17
Cash dividends declared per share	$2.10	$3.00	$4.75	$3.00	$5.00

Consolidated Balance Sheet Data: (dollars in thousands)

	June 26, 2025	June 27, 2024	June 29, 2023	June 30, 2022	June 24, 2021
Working capital	$190,378	$168,145	$168,742	$160,402	$124,963
Total assets	597,603	515,575	425,287	447,262	398,455
Long-term debt, less current maturities	14,564	6,365	7,102	7,774	10,855
Total debt	73,089	27,522	7,774	51,362	23,383
Stockholders’ equity	360,697	322,613	292,207	278,821	242,494

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•
References herein to fiscal 2026 are to the fiscal year ending June 25, 2026.
•
References herein to fiscal 2025, fiscal 2024 and fiscal 2023 are to the fiscal years ended June 26, 2025, June 27, 2024 and June 29, 2023, respectively.

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States, and we also manufacture and distribute a complete portfolio of private brand bars. These nuts are primarily sold under a variety of private brand names, as well as our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names. We market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including bars, peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, granola, sunflower kernels, dried fruit, corn snacks, sesame sticks, other sesame snack products and baked cheese snack products under our brand names, including Just the Cheese, and under private brands. We distribute our products in the consumer, commercial ingredients and contract manufacturing distribution channels.

Our Long-Range Plan defines our future growth priorities and focuses on growing our private brand business across key customers, as well as transforming Fisher and Orchard Valley Harvest into leading brands while increasing distribution and diversifying our portfolio into high growth snacking categories. We will execute on our Long-Range Plan by providing our private brand customers value-added solutions and innovative products based on our extensive industry and consumer expertise, such as our newly developed product line of private brand nutrition bars. We will focus on growing our branded business by reaching new consumers via product expansion and packaging innovation, expanding distribution across current and alternative channels, diversifying our product offerings and focusing on new ways for consumers to buy our products, including sales via e-commerce platforms. Our Long-Range Plan also contemplates increasing our sales through product innovation and targeted, opportunistic acquisitions, such as the acquisition of certain snack bar assets including inventory, product formulas, a manufacturing facility and related equipment located in Lakeville, Minnesota, (the “Lakeville Acquisition”) which we completed the first day of the second quarter of fiscal 2024. The Lakeville Acquisition expanded our ability to produce private brand bars, increased our overall production capabilities and allows us to provide our private brand customers with a complete bar portfolio. In addition, we also acquired additional bar production assets in the first quarter of fiscal 2025 that will expand our manufacturing capacity and support further growth in our bar business. Beginning in the second quarter of fiscal 2025 and continuing into the next fiscal year, we started to invest significant additional capital to purchase new equipment and make infrastructure improvements (and incur related expenses) to further expand our production capabilities, increase our efficiency and enhance our product offerings for our customers.

We focus our promotional and advertising activity to invest in our brands to achieve sales volume growth. We are executing an omnichannel approach to win in key categories including recipe nuts, snack nuts and trail mix. We continue to see e-commerce sales volume growth across our branded portfolio and anticipate taking various actions with the goal of maintaining that growth across a variety of established e-commerce platforms for our consumer channel. We continue to face the ongoing challenges and/or regulations specific to our business, such as food safety and regulatory matters, the maintenance and growth of our customer base and overall category growth for branded and private brand products and varying, decreasing or shifting consumer demand for snack nuts, trail mix and bars in a challenging snack food environment and against an uncertain macroeconomic backdrop.

We face a number of challenges in the future, which include the impacts of higher prices in food, in part due to increasing underlying commodity acquisition costs and the overall impact of tariffs (actual, pending implementation or threatened) by the U.S. government or other governments on certain commodities, raw materials and equipment to process and manufacture out products. We continue to see uncertainty over interest rates that may negatively impact economic growth, consumers reducing their branded and private label snack purchases, including snack nuts, trail mix and bars, intense competition in the snack food industry and potential for economic downturn in the markets in which we operate and supply chain challenges. To stay compliant with recent changes in employment laws across states where we operate and remain competitive in attracting qualified talent, we expect our labor costs to continue to increase.

Inflation and Consumer Trends

We face changing industry trends as consumers' purchasing preferences evolve. We continue to see higher selling prices at retail across snack nuts and trail mix driven by higher commodity costs. These higher prices across our categories and the broader market, coupled with a potential economic downturn and tightening of consumer finances due to reduced government support through programs such as SNAP or a variety of other macroeconomic reasons, are causing consumers to purchase fewer branded and private label snack products. This declining demand is leading to sales volume declines for snack nuts, recipe nuts, trail mix and bars both for the Company and across the snack food industry. Consumers continue to shift their preferences to private brands or lower priced nuts or bars or purchase snack products outside the snack nut, trail mix and bar categories. We have also seen consumers shifting to more value-focused retailers, such as mass merchandising retailers and club stores, not all of which we distribute or sell to. Additionally, the increased use and/or prevalence of certain weight loss drugs, which may suppress a person’s appetite and/or impact a person's preferences, may impact the demand or consumption patterns of our products. We have responded by focusing on our strengths, including our knowledge of the snack nut and trail mix and bar categories, product innovation and judicious use of trade spending and pricing actions to support our products.

Tariffs, Supply Chain and Transportation

Global supply chain pressures have eased compared to past fiscal years, but intermittent challenges, delays and extended lead-times still exist for certain raw materials and inputs. Overall packaging and ingredient inflation appears to have moderated heading into fiscal 2026; however, there is still uncertainty within the supply chain surrounding near term impacts from the U.S. government's tariffs on imports from foreign countries. Approximately 2% of our material costs, primarily pepitas and pine nuts, are currently sourced from China and are currently subject to a combined 55% tariff. Cashews are also imported and those sourced from Vietnam, which represents the majority of such imports, are currently subject to a 20% tariff. Any import tariffs will increase the cost of certain raw materials we use in our business and our financial performance may be adversely impacted if we cannot pass on the cost increases in the form of price increases to our customers. While we do not have direct exposure to suppliers in Russia, Ukraine or Israel, the conflicts and prospects for conflict in these regions could continue to result in volatile commodity markets, supply chain disruptions and increased costs, including shipping costs. In addition, the ultimate impact of tariffs may be difficult to predict as their amount and duration is uncertain, making our planning process more difficult, and the threat of tariffs can also have adverse implications to our business and the business of our suppliers and customers.

Trucking capacity continues to slowly decline, potentially leading to further instability in the transportation industry. While indicators suggest transportation prices are stabilizing, the overall transportation environment remains unpredictable. Additionally, fuel prices have been unpredictable and may vary depending on the level of economic activity in the areas where we ship and receive shipments.

Our most significant ingredient requirements include cocoa products, dried fruits, sweeteners, vegetable oils, rolled oats, flour and dairy. Many of these materials and their associated costs are subject to price fluctuations from several factors, including changing commodity markets, other market conditions, demand for raw materials, weather, growing and harvesting conditions, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), and ongoing political instability and other factors beyond our control.

We have remained agile by proactively identifying risks, modifying inventory plans and diversifying our supplier base to mitigate risk to customer order shortages and our supply chain. We continue to proactively manage our business in response to the evolving global economic environment and related uncertainties and intend to take steps to further mitigate impacts to our supply chain as they develop. If unforeseen supply chain pressures emerge or worsen, or we cannot obtain the transportation and labor services needed to obtain raw materials or fulfill customer orders, such shortages and supply chain issues could have an unfavorable impact on net sales and our operations into fiscal 2026.

Furthermore, record cocoa prices have been fueled by a three consecutive years of supply deficits, led by significant production declines within the largest producers, Ivory Coast and Ghana. Despite anticipated supply recovery in the current crop year, cocoa market prices have continued to be volatile and touched new highs in December 2024 while remaining well above long-term average levels throughout fiscal 2025. Amid higher cocoa prices, consumption data is starting to reflect North American demand reductions, but global supply balances remain historically tight. Additionally, as costs increase due to these circumstances or due to overall inflationary pressures, there is a further risk of our not being able to pass (in part or in full) such potential cost increases on to our customers or in a timely manner. If we cannot align costs with prices for our products, our financial performance could be adversely impacted.

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

Annual Highlights

•
Our net sales for fiscal 2025 increased $40.5 million, or 3.8%, to $1,107.2 million compared to fiscal 2024.
•
Gross profit decreased $10.7 million and our gross profit margin, as a percentage of net sales, decreased to 18.4% in fiscal 2025 from 20.1% in fiscal 2024.
•
Total operating expenses for fiscal 2025 decreased $10.2 million, or 7.9%, to $118.8 million. Operating expenses, as a percentage of net sales, was 10.7% of net sales in fiscal 2025 compared to 12.1% of net sales in fiscal 2024.
•
Diluted earnings per share decreased approximately 2.3% compared to fiscal 2024.
•
Our strong financial position allowed us to invest $50.7 million in property and equipment and pay cash dividends totaling $24.4 million during fiscal 2025.
•
The total value of inventories on hand at the end of fiscal 2025 increased $58.0 million, or 29.5%, in comparison to the total value of inventories on hand at the end of fiscal 2024. We have seen acquisition costs for walnuts increase significantly and all other tree nut increase modestly in the 2024 crop year (which falls into our 2025 fiscal year).

Results of Operations

The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2025 to fiscal 2024 and from fiscal 2024 to fiscal 2023.

	Percentage of Net Sales			Percentage Change
	Fiscal 2025	Fiscal 2024	Fiscal 2023	Fiscal 2025 vs. 2024	Fiscal 2024 vs. 2023
Net sales	100.0%	100.0%	100.0%	3.8%	6.7%
Gross profit	18.4	20.1	21.2	(5.0)	1.2
Selling expenses	7.1	7.8	7.7	(4.5)	7.7
Administrative expenses	3.6	4.5	4.5	(17.9)	8.7

Fiscal 2025 Compared to Fiscal 2024

Net Sales

Our net sales increased 3.8% to $1,107.2 million for fiscal 2025 from $1,066.8 million for fiscal 2024. The increase in net sales was primarily due to the Lakeville Acquisition. Excluding the fiscal 2025 first quarter's impact of the Lakeville Acquisition, net sales remained relatively unchanged. Sales volume, which is defined as pounds sold to customers, increased 3.4%, also due to the Lakeville Acquisition. Excluding the impact of the Lakeville Acquisition, sales volume decreased 1.7%.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments from gross sales to net sales, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2025	Fiscal 2024
Peanuts & Peanut Butter	16.4%	17.9%
Pecans	9.4	9.1
Cashews & Mixed Nuts	17.6	18.2
Walnuts	4.9	4.4
Almonds	7.2	7.8
Trail & Snack Mixes	24.2	24.8
Bars	14.0	11.4
Other	6.3	6.4
Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2025	Fiscal 2025 Percent of Total	Fiscal 2024	Fiscal 2024 Percent of Total	$ Change	Fiscal 2025 to Fiscal 2024 Percent Change
Consumer (1)	$907,222	82.0%	$872,283	81.7%	$34,939	4.0%
Commercial Ingredients	108,941	9.8	110,483	10.4	(1,542)	(1.4)
Contract Manufacturing	91,083	8.2	84,017	7.9	7,066	8.4
Total	$1,107,246	100.0%	$1,066,783	100.0%	$40,463	3.8%

(1)
Sales of branded products were approximately 16% and 18% of total consumer channel sales during fiscal 2025 and 2024, respectively. Fisher branded products were approximately 63% and 62% of branded sales during fiscal 2025 and 2024, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased $34.9 million, or 4.0%, and sales volume increased 1.5% in fiscal 2025 compared to fiscal 2024 primarily due the Lakeville Acquisition. Excluding the fiscal 2025 first quarter's impact of the Lakeville Acquisition, net sales in the consumer distribution channel decreased $2.8 million, or 0.3%, and sales volume decreased 4.0%. This sales volume decrease was due to soft consumer demand and decreased seasonal nut and trail mix volume at a mass merchandising retailer. Additionally, sales volume decreased from the discontinuance of peanut butter and decreases in almonds and peanuts caused by increased retail prices at another mass merchandising retailer and these declines were partially mitigated by increased sales of walnuts and pecans at the same mass merchandising retailer. Private brand sales volume increased 3.0% largely due to the Lakeville Acquisition. Excluding the fiscal 2025 first quarter's impact of the Lakeville Acquisition, private brand sales volume decreased 3.4% due to the same reasons cited for the consumer distribution channel.

Net sales in the commercial ingredients distribution channel decreased 1.4% in dollars and sales volume increased 0.7% in fiscal 2025 compared to fiscal 2024. Excluding the fiscal 2025 first quarter's impact of the Lakeville Acquisition, net sales in the commercial ingredients channel decreased $1.8 million, or 1.6%, and sales volume increased 0.3%. The sales volume increase was due to higher sales from new distribution to a foodservice customer and higher sales of peanut crushing stock to peanut oil processors. This increase was largely offset by competitive pricing pressures.

Net sales in the contract manufacturing distribution channel increased 8.4% in dollars and sales volume increased 23.3% in fiscal 2025 compared to fiscal 2024 primarily due to increased granola volume. Excluding the fiscal 2025 first quarter's impact of the Lakeville Acquisition, net sales in the contract manufacturing channel increased $4.6 million, or 5.5%, and sales volume increased 15.4% due to a new customer and an opportunistic sale to a current customer. These gains were significantly offset by reduced peanut sales volume to a major customer due to soft consumer demand.

Gross Profit

Gross profit decreased 5.0% to $203.5 million in fiscal 2025 from $214.1 million in fiscal 2024. The decrease in gross profit was mainly attributed to increased commodity acquisition costs for substantially all major tree nuts, except pecans, as well as competitive pricing pressures and strategic pricing decisions, which were offset by increased production volume, lower manufacturing spending and improved manufacturing efficiencies, including for bars. Our gross profit margin, as a percentage of sales, decreased to 18.4% for fiscal 2025 from 20.1% for fiscal 2024 mainly due to factors mentioned previously.

Operating Expenses

Total operating expenses for fiscal 2025 decreased $10.2 million to $118.8 million. Operating expenses as a percent of net sales were 10.7% for fiscal 2025 compared to 12.1% for fiscal 2024. The decrease is net of the $2.2 million net gain on bargain purchase that occurred in the second quarter of fiscal 2024 due to the Lakeville Acquisition.

Selling expenses for fiscal 2025 were $78.9 million, a decrease of $3.8 million, or 4.5%, over the amount recorded for fiscal 2024. The decrease was driven primarily by a $4.6 million decrease in advertising and consumer insight research expense and a $5.2 million decrease in incentive compensation expense. These decreases were largely offset by a $4.2 million increase in rent expense related to our new Huntley, IL facility lease and a $1.7 million increase in compensation-related expenses.

Administrative expenses for fiscal 2025 were $39.8 million, a decrease of $8.7 million, or 17.9%, from the amount recorded for fiscal 2024. The decrease was due to a was primarily due to a $9.3 million decrease in incentive compensation expense.

Income from Operations

Due to the factors discussed above, income from operations was $84.7 million, or 7.7% of net sales, for fiscal 2025, compared to $85.2 million, or 8.0% of net sales, for fiscal 2024.

Interest Expense

Interest expense was $3.6 million for fiscal 2025 compared to $2.5 million for fiscal 2024. The increase in interest expense was due to higher average debt levels.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $1.8 million for fiscal 2025 and $1.3 million for fiscal 2024.

Pension Expense (Excluding Service Costs)

Pension expense (excluding service costs) was $1.4 million for both fiscal 2025 and fiscal 2024.

Income Tax Expense

Income tax expense was $18.9 million, or 24.3% of income before income taxes, for fiscal 2025 compared to $19.7 million, or 24.6% of income before income taxes, for fiscal 2024.

Net Income

Net income was $58.9 million, or $5.06 per common share basic and $5.03 per common share diluted, for fiscal 2025, compared to $60.2 million, or $5.19 per common share basic and $5.15 per common share diluted, for fiscal 2024, due to the factors discussed above.

Fiscal 2024 Compared to Fiscal 2023

The discussion of our results of operations for the fiscal year ended June 27, 2024 compared to the fiscal year ended June 29, 2023 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 27, 2024 and such discussion is incorporated by reference herein.

Liquidity and Capital Resources

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Long-Range Plan through growing our branded and private brand programs, consummate and integrate business acquisitions, return cash to our stockholders through dividends, repay indebtedness and pay amounts owed under the Retirement Plan. Also, various uncertainties, including cost uncertainties, could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. Beginning in the second quarter of fiscal 2025 and continuing into the next fiscal year, we plan to invest approximately $90.0 million in capital expenditures and related expenses, excluding any applicable tariffs, to acquire and install equipment, and make related infrastructure improvements to expand our production capabilities, increase our efficiency and further enhance our product offerings to our customers. Approximately half of this project expenditure is payable to vendors located in Europe. Furthermore, the large majority of those payments will be denominated in foreign currency. Depending on the level of tariffs in place at the time of delivery and unfavorable changes in foreign currency exchange rates, the ultimate cost of such equipment purchases could increase significantly. We obtained an equipment loan to finance a portion of this capital investment, and intend to fund the remainder with borrowings under our Credit Facility and/or use available cash generated from our operations. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility and the aforementioned equipment loan will be sufficient to fund our operations and capital expenditures for the next twelve months. Our available credit under our Credit Facility has allowed us to devote funds to promote our products, increase consumer insight capabilities and promotional efforts, reinvest in the Company through capital expenditures, develop new products, pay cash dividends, consummate strategic investments and business acquisitions, such as the Lakeville Acquisition, and explore other growth strategies outlined in our Long-Range Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the last two fiscal years (dollars in thousands):

	June 26, 2025	June 27, 2024	2025 to 2024 $ Change
Operating activities	$30,545	$101,673	$(71,128)
Investing activities	(50,821)	(87,349)	36,528
Financing activities	20,377	(15,788)	36,165
Total change in cash	$101	$(1,464)	$1,565

Operating Activities. Net cash provided by operating activities was $30.5 million in fiscal 2025, a decrease of $71.1 million compared to fiscal 2024. The decrease in operating cash flow was due to changes in working capital, primarily for inventory, compared to fiscal 2024.

Total inventories were $254.6 million at June 26, 2025, an increase of $58.0 million, or 29.5%, from the inventory balance at June 27, 2024. The increase was primarily due to higher commodity acquisition costs across all major tree nuts, as well as higher on-hand quantities of finished goods in preparation for anticipated seasonal demand.

Raw nut and dried fruit input stocks, some of which are classified as work in process, decreased 5.0 million pounds, or 8.4%, at June 26, 2025 compared to June 27, 2024. This decrease was due to lower quantities of walnuts and pecans on hand due to increased shelling driven by demand of certain sizes and inventory levels. The weighted average cost per pound of raw nut and dried fruit input stocks on hand at the end of fiscal 2025 increased by 30.4% compared to the end of fiscal 2024, due to higher acquisition costs for almost all major tree nuts.

As of June 26, 2025, there are known purchase obligations of $303.3 million which are expected to be settled during fiscal 2026. These purchase obligations primarily represent inventory and capital equipment purchase commitments; however, these amounts exclude purchase commitments under walnut purchase agreements due to the uncertainty of pricing and quantity.

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

Investing Activities. Cash used in investing activities was $50.8 million in fiscal 2025. Capital expenditures accounted for a $50.7 million use of cash in fiscal 2025.

Cash used in investing activities was $87.3 million in fiscal 2024. The Lakeville Acquisition net purchase price was $59.0 million.

Capital expenditures accounted for a $28.3 million use of cash in fiscal 2024.

We expect total capital expenditures for equipment purchases and upgrades for fiscal 2026 to be approximately $104.0 million based on current foreign currency and tariff expectations. This includes all capital expenditures needed for the planned purchase of equipment to expand our production capabilities and related infrastructure improvements as described above, facility maintenance, food safety enhancements and expansion needs for our bar business. We expect to fund these capital purchases through a combination of borrowings under our existing Credit Facility, use of available cash from our operations and equipment loan financing obtained in the fourth quarter of fiscal 2025. Absent any additional material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under the Credit Facility and equipment financing, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities. Cash provided by financing activities was $20.4 million during fiscal 2025. There was a net increase in borrowings under our Credit Facility of $37.2 million in fiscal 2025 due to increasing commodity acquisition costs and capital investment. Equipment loan proceeds received were $9.3 million in fiscal 2025. We paid dividends totaling $24.4 million in fiscal 2025. We repaid $0.7 million of long-term debt during fiscal 2025. See Note 7 — “Revolving Credit Facility” and Note 8 — “Long-Term Debt” of the Notes to Consolidated Financial Statements for additional information and future maturities.

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

The Amended and Restated Credit Facility is secured by substantially all of our assets other than machinery and equipment, real property and fixtures and was to mature on March 5, 2025.

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

On June 16, 2025, we entered into the Consent and Third Amendment to our Amended and Restated Credit Agreement (the “Third Amendment”), which defined and included the Equipment Loan (as defined below).

At our election, borrowings under the Credit Facility currently accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under the borrowing base calculation, ranging from 0.25% to 0.75% or (ii) a rate based upon SOFR plus an applicable margin.

The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, liens, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility. As of June 26, 2025, we were in compliance with all covenants under the Credit Facility, and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At June 26, 2025, we had $86.9 million of available credit under the Credit Facility. If this entire amount were borrowed at June 26, 2025, we would still be in compliance with all restrictive covenants under the Credit Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. No gain or loss was recorded on the Selma Properties transaction. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. As of June 26, 2025, $6.4 million of the debt obligation was outstanding.

Equipment Loan

On June 16, 2025, the Company entered into a financing agreement with Wells Fargo Bank, N.A. which allows the Company to finance up to $50 million for the purchase of equipment to further expand our production capabilities, increase our efficiency and further enhance our product offerings to our customers (the “Equipment Loan”). The Equipment Loan is provided under a master loan agreement and related equipment schedule(s), and is secured under a Security Agreement which provides for a first priority lien on all equipment and a second priority lien on our accounts receivable and inventory. The Company will be required to make sixty equal monthly payments comprised of principal and interest starting upon distribution of the final loan proceeds which is expected to occur in the fourth quarter of fiscal 2026. The fixed interest rate (SOFR plus an applicable margin of 1.49%) will be calculated at that point in time as well. The Equipment Loan contains a graded prepayment penalty if the loan is paid off within 36 months of commencement. The Company will make monthly interest-only payments of SOFR plus an applicable margin of 1.60% prior to the delivery and acceptance of the equipment and distribution of the final loan proceeds which will be capitalized as part of the equipment acquisition cost. As of June 26, 2025, $9.3 million of the debt obligation under the Equipment Loan was outstanding.

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

The most significant assumption for pension plan accounting is the discount rate. We select a discount rate each year (as of our fiscal year end measurement date) for our plan based upon a hypothetical corporate bond portfolio for which the cash flows match the year-by-year projected benefit cash flows for our pension plan. The hypothetical bond portfolio is comprised of high-quality fixed income debt securities (usually Moody’s Aa3 or higher) available at the measurement date. Based on this information, the discount rate selected by us for determination of pension expense was 5.45% for fiscal 2025, 5.12% for fiscal 2024, and 4.68% for fiscal 2023. A 25-basis point increase or decrease in our discount rate assumption for fiscal 2025 would have resulted in an immaterial change in our pension expense for fiscal 2025. For our year end pension obligation determination, we selected discount rates of 5.49% and 5.45% for fiscal years 2025 and 2024, respectively.

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

We are unable to engage in hedging activity related to commodity prices, because there are no established futures markets for nuts; therefore, we can only attempt to pass on the commodity cost increases in the form of price increases to our customers. A hypothetical 1% increase in material costs, without a corresponding price increase, would have decreased gross profit approximately $6.6 million for fiscal 2025. See Part I, Item 1A — “Risk Factors” for a further discussion of the risks and uncertainties related to commodity prices of raw materials and the impact thereof on our business.

Approximately 28% of the dollar value of our total nut and dried fruit purchases for fiscal 2025 were made from foreign countries, and while these purchases were payable in U.S. dollars and therefore we have no foreign currency risk in this regard, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country from where the nuts are purchased, or to other major foreign currencies such as the euro.

We are exposed to interest rate risk on our Credit Facility and Equipment Loan while we are making interest only payments, our only variable rate facilities, because we have not entered into any hedging instruments which fix the floating rate or offset an increase in the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had approximately a $0.3 million impact on our net income and cash flows from operating activities for fiscal 2025.

Item 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of John B. Sanfilippo & Son, Inc. and its subsidiaries (the “Company”) as of June 26, 2025 and June 27, 2024, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended June 26, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 26, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 26, 2025 and June 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 26, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 26, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of the Projected Benefit Obligation related to the Supplemental Employee Retirement Plan (SERP)

As described in Note 15 to the consolidated financial statements, the Company’s projected benefit obligation related to the SERP is $28.7 million as of June 26, 2025. The SERP is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. Benefits paid to retirees are based on age at retirement, years of credited service, and average compensation. The most significant assumption related to the Company’s SERP is the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future.

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

August 20, 2025

We have served as the Company’s auditor since 1982.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 26, 2025 and June 27, 2024

(dollars in thousands, except share and per share amounts)

	June 26, 2025	June 27, 2024
ASSETS
CURRENT ASSETS:
Cash	$585	$484
Accounts receivable, less allowance for doubtful accounts of $293 and $318, respectively	76,656	84,960
Inventories	254,600	196,563
Prepaid expenses and other current assets	14,583	12,078
TOTAL CURRENT ASSETS	346,424	294,085
PROPERTY, PLANT AND EQUIPMENT:
Land	13,365	13,365
Buildings	119,315	115,517
Machinery and equipment	326,984	295,599
Furniture and leasehold improvements	5,540	5,423
Vehicles	1,228	912
Construction in progress	7,223	7,569
	473,655	438,385
Less: Accumulated depreciation	308,506	287,168
	165,149	151,217
Rental investment property, less accumulated depreciation of $16,053 and $15,246, respectively	13,070	13,877
TOTAL PROPERTY, PLANT AND EQUIPMENT	178,219	165,094
OTHER LONG TERM ASSETS:
Intangible assets, net	4,428	5,822
Deferred income taxes	5,782	3,130
Goodwill	11,750	11,750
Operating lease right-of-use assets	27,824	27,404
Other assets	23,176	8,290
TOTAL ASSETS	$597,603	$515,575

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 26, 2025 and June 27, 2024

(dollars in thousands, except share and per share amounts)

	June 26, 2025	June 27, 2024
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$57,584	$20,420
Current maturities of long-term debt, net, including related party debt of $808 and $737, respectively and net of unamortized debt issuance costs of $2 and $0, respectively	941	737
Accounts payable	60,479	53,436
Bank overdraft	294	545
Accrued payroll and related benefits	18,446	35,601
Other accrued expenses	18,302	15,201
TOTAL CURRENT LIABILITIES	156,046	125,940
LONG-TERM LIABILITIES:
Long-term debt, less current maturities, net, including related party debt of $5,557 and $6,365, respectively and net of unamortized debt issuance costs of $123 and $0, respectively	14,564	6,365
Retirement plan	27,921	26,154
Long-term operating lease liabilities, net of current portion	24,224	24,877
Long-term workers' compensation liabilities	10,603	7,673
Other	3,548	1,953
TOTAL LONG-TERM LIABILITIES	80,860	67,022
TOTAL LIABILITIES	236,906	192,962
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 9,161,348 and 9,123,938 shares issued, respectively	92	91
Capital in excess of par value	139,724	135,691
Retained earnings	221,495	186,965
Accumulated other comprehensive income	564	1,044
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)
TOTAL STOCKHOLDERS’ EQUITY	360,697	322,613
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$597,603	$515,575

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended June 26, 2025, June 27, 2024 and June 29, 2023

(dollars in thousands, except share and per share amounts)

	Year Ended June 26, 2025	Year Ended June 27, 2024	Year Ended June 29, 2023
Net sales	$1,107,246	$1,066,783	$999,686
Cost of sales	903,775	852,644	788,055
Gross profit	203,471	214,139	211,631
Operating expenses:
Selling expenses	78,934	82,694	76,803
Administrative expenses	39,826	48,484	44,604
Bargain purchase gain, net	—	(2,226)	—
Total operating expenses	118,760	128,952	121,407
Income from operations	84,711	85,187	90,224
Other expense:
Interest expense including $626, $691 and $750 to related parties, respectively	3,552	2,549	2,159
Rental and miscellaneous expense, net	1,849	1,301	1,321
Pension expense (excluding service costs)	1,445	1,400	1,394
Total other expense, net	6,846	5,250	4,874
Income before income taxes	77,865	79,937	85,350
Income tax expense	18,931	19,688	22,493
Net income	58,934	60,249	62,857
Other comprehensive income, net of tax:
Amortization of actuarial loss included in net periodic pension cost	—	—	21
Net actuarial (loss) gain arising during the period	(480)	1,248	2,255
Other comprehensive (loss) income, net of tax	(480)	1,248	2,276
Comprehensive income	$58,454	$61,497	$65,133
Net income per common share — basic	$5.06	$5.19	$5.43
Net income per common share — diluted	$5.03	$5.15	$5.40
Cash dividends declared per share	$2.10	$3.00	$4.75
Weighted average shares outstanding — basic	11,655,506	11,615,255	11,576,852
Weighted average shares outstanding — diluted	11,724,433	11,687,546	11,642,046

The accompanying notes are an integral part of these consolidated financial statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended June 26, 2025, June 27, 2024 and June 29, 2023

(dollars in thousands, except per share amounts)

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Loss (Income)	Stock	Total
Balance, June 30, 2022	2,597,426	$26	9,047,359	$90	$128,800	$153,589	$(2,480)	$(1,204)	$278,821
Net income						62,857			62,857
Cash dividends ($4.75 per Class A and Common share)						(54,934)			(54,934)
Pension liability amortization, net of income tax expense of $7							21		21
Pension liability adjustment, net of income tax expense of $752							2,255		2,255
Equity award exercises, net of shares withheld for employee taxes			28,967	1	(379)				(378)
Stock-based compensation expense					3,565				3,565
Balance, June 29, 2023	2,597,426	$26	9,076,326	$91	$131,986	$161,512	$(204)	$(1,204)	$292,207
Net income						60,249			60,249
Cash dividends ($3.00 per Class A and Common share)						(34,796)			(34,796)
Pension liability adjustment, net of income tax expense of $415							1,248		1,248
Equity award exercises, net of shares withheld for employee taxes			47,612	—	(684)				(684)
Stock-based compensation expense					4,389				4,389
Balance, June 27, 2024	2,597,426	$26	9,123,938	91	$135,691	$186,965	$1,044	$(1,204)	$322,613
Net income						58,934			58,934
Cash dividends ($2.10 per Class A and Common share)						(24,404)			(24,404)
Pension liability adjustment, net of income tax benefit of $160							(480)		(480)
Equity award exercises, net of shares withheld for employee taxes			37,410	1	(490)				(489)
Stock-based compensation expense					4,523				4,523
Balance, June 26, 2025	2,597,426	$26	9,161,348	$92	$139,724	$221,495	$564	$(1,204)	$360,697

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 26, 2025, June 27, 2024 and June 29, 2023

(dollars in thousands)

	Year Ended June 26, 2025	Year Ended June 27, 2024	Year Ended June 29, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,934	$60,249	$62,857
Depreciation and amortization	26,930	24,581	20,513
Amortization of operating lease right-of-use assets	4,539	2,023	1,625
Loss on disposition of properties, net	1,450	558	281
Deferred income tax benefit	(2,492)	(704)	(1,115)
Stock-based compensation expense	4,523	4,389	3,565
Bargain purchase gain, net	—	(2,226)	—
Loss on previously held equity investment	—	—	1,000
Change in assets and liabilities, net of Acquisitions:
Accounts receivable, net	8,342	(12,106)	(3,123)
Inventories	(58,037)	11,873	32,159
Prepaid expenses and other current assets	(2,613)	(4,216)	1,471
Accounts payable	6,838	10,558	(5,036)
Accrued expenses	(14,955)	8,407	9,946
Income taxes receivable/payable	108	(1,944)	(104)
Other long-term liabilities	(186)	(896)	(162)
Other long-term assets	(4,186)	(59)	(529)
Other, net	1,350	1,186	1,307
Net cash provided by operating activities	30,545	101,673	124,655
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(50,712)	(28,312)	(20,732)
Business acquisitions, net	—	(58,974)	(3,500)
Other, net	(109)	(63)	(55)
Net cash used in investing activities	(50,821)	(87,349)	(24,287)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings (repayments)	37,164	20,420	(40,439)
Principal payments on long-term debt	(737)	(672)	(3,154)
(Decrease) increase in bank overdraft	(251)	260	71
Dividends paid	(24,404)	(34,796)	(54,934)
Proceeds from issuance of debt	9,265	—	—
Debt issue costs	(170)	(316)	—
Taxes paid related to net share settlement of equity awards	(490)	(684)	(379)
Net cash provided by (used in) financing activities	20,377	(15,788)	(98,835)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	101	(1,464)	1,533
Cash and cash equivalents, beginning of period	484	1,948	415
Cash and cash equivalents, end of period	$585	$484	$1,948
Supplemental disclosures of cash flow information:
Interest paid	$3,290	$2,370	$2,116
Income taxes paid, excluding refunds of $53, $227 and $120, respectively	21,136	22,214	23,427

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

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States, and we also manufacture and distribute a complete portfolio of private brand snack and nutrition bars (“bars”). These nuts are primarily sold under a variety of private brand names, as well as our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names. We market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including bars, peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, granola, sunflower kernels, dried fruit, corn snacks, sesame sticks, other sesame snack products and baked cheese snack products under our brand names, including Just the Cheese, and under private brands. Our products are sold through three primary distribution channels, including food retailers in the consumer channel, commercial ingredient users and contract manufacturing customers.

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

Accounts Receivable

Accounts receivable are stated at the amounts charged to customers less allowances for doubtful accounts and reserves for estimated cash discounts and customer deductions. The allowance for doubtful accounts is calculated by specifically identifying customers that are credit risks and estimating the extent that other non-specifically identified customers will become credit risks. Account balances are charged off against the allowance when we conclude that it is probable the receivable will not be recovered. Bad debt expense was $0, $114 and $54 for the years ended June 26, 2025, June 27, 2024 and June 29, 2023, respectively. The reserve for estimated cash discounts is based on historical experience. The reserve for customer deductions represents known customer short payments and an estimate of future credit memos that will be issued to customers related to rebates and allowances for marketing and promotions based on agreed upon programs and historical experience.

Inventories

Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts, dried fruit, processed and packaged nut products and bars are stated at the lower of cost (first-in, first-out) and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventory costs are reviewed at least quarterly. Fluctuations in the market price of pecans, peanuts, walnuts, almonds, cashews and other nuts and ingredients may affect the value of inventory, gross profit and gross profit margin. When net realizable values move below costs, we record adjustments to write down the carrying values of inventories to the lower of cost (first-in, first-out) and net realizable value. The results of our shelling process can also result in changes to inventory costs, such as adjustments made pursuant to actual versus expected crop yields. We maintain significant inventories of bulk-stored inshell pecans, peanuts and walnuts. Quantities of inshell bulk-stored nuts are determined based on our inventory systems and are subject to quarterly physical verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen-month period, at which time revisions to any estimates, which historically averaged less than 1.0% of inventory purchases, are also recorded.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are all located in the United States. Major improvements that extend the useful life, add capacity or add functionality are capitalized and charged to expense through depreciation. Repairs and maintenance costs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss is recognized currently in operating income.

Depreciation expense for the last three fiscal years is as follows:

	Year Ended June 26, 2025	Year Ended June 27, 2024	Year Ended June 29, 2023
Depreciation expense	$25,536	$22,895	$18,746

Cost is depreciated using the straight-line method over the following estimated useful lives:

Classification	Estimated Useful Lives
Buildings	10 to 30 years
Machinery and equipment	5 to 10 years
Furniture and leasehold improvements	5 to 10 years
Vehicles	3 to 5 years
Computers and software	3 to 10 years

On June 16, 2025, the Company entered into the Equipment Loan (as defined in Note 8 — “Long-Term Debt” below). In accordance with the provisions of ASC 835, Interest, the Company capitalizes interest costs incurred during the construction period of qualifying assets as part of the asset’s acquisition cost, therefore, interest costs incurred directly attributable to the Equipment Loan will be capitalized. The capitalized interest will be included in the carrying amount of the related assets and depreciated over their estimated useful lives once the assets are placed into service. We capitalized interest using the SOFR plus 1.60% interest rate on the equipment loan upon the first disbursement of the loan proceeds following the execution of the Equipment Loan. The interest capitalized in fiscal 2025 was immaterial. No interest costs were capitalized for fiscal 2024 or fiscal 2023 because no significant project required such capitalization.

Equipment deposits paid on long term capital projects were $12,438 and $1,782 at June 26, 2025 and June 27, 2024, respectively, and are included in Other long term assets in the accompanying Consolidated Balance Sheets.

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

Segment Reporting

We operate in a single reporting unit and operating segment that consists of selling various nut and nut related products and bars through three distribution channels with a similar distribution model. See Note 17 — “Segment Reporting” below for additional information.

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

Intangible assets are initially recorded at fair value in business acquisitions, which include customer relationships, brand names, formulas and non-compete agreements and are amortized over their estimated useful lives. Certain assets are amortized on an accelerated basis based on the timing of expected future benefits.

See Note 6 — “Goodwill and Intangible Assets” below for additional information.

Goodwill

Goodwill currently represents the excess of the purchase price over the fair value of the net assets from our fiscal 2018 acquisition of Squirrel Brand, L.P. and our fiscal 2023 acquisition of the Just the Cheese brand.

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

Under the goodwill qualitative assessment, various events and circumstances that would affect the estimated fair value of our single reporting unit are identified (similar to the impairment indicators above). During fiscal 2025, we performed a qualitative impairment test which considered the totality of all relevant events or circumstances that affect the fair value or carrying amount of our reporting unit. This qualitative test concluded it is more likely than not that the fair value is greater than its carrying amount.

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

Elgin Rental Property

In April 2005, we acquired property to be used for the Elgin Site. Two buildings are located on the Elgin Site, one of which is an office building. Approximately 84% of the rentable area in the office building is currently vacant. Approximately 29% of the rentable area has not been built-out. The other building, a warehouse, was expanded and modified for use as our principal processing facility and headquarters. The allocation of the purchase price to the two buildings was determined through a third-party appraisal. The value assigned to the office building is included in rental investment property on the balance sheet. The value assigned to the manufacturing building is included in the caption “Property, plant and equipment”.

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

The carrying values of cash, cash equivalents, trade accounts receivable and accounts payable approximate their fair values at June 26, 2025 and June 27, 2024 because of the short-term maturities and nature of these balances.

The carrying value of our Credit Facility (as defined in Note 7 — “Revolving Credit Facility” below) borrowings approximates fair value at June 26, 2025 and June 27, 2024 because interest rates on this instrument approximate current market rates (Level 2 criteria), the short-term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	June 26, 2025	June 27, 2024
Carrying value of current and long-term debt:	$15,630	$7,102
Fair value of current and long-term debt:	15,329	6,496

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

Significant Customers and Concentration of Credit Risk

The highly competitive nature of our business provides an environment for the loss of customers and the opportunity to gain new customers. We are subject to concentrations of credit risk, primarily in trade accounts receivable, and we attempt to mitigate this risk through our credit evaluation process, collection terms and through geographical dispersion of sales. Sales to two customers exceeded 10% of net sales during fiscal 2025, fiscal 2024 and fiscal 2023. In total, sales to these two customers represented approximately 51%, 52% and 51% of our net sales in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. In total, net accounts receivable from these customers were 52% and 47% of net accounts receivable at June 26, 2025 and June 27, 2024, respectively.

Net sales to customers in foreign countries, primarily Canada, was approximately 1% during all fiscal years presented.

Marketing and Advertising Costs

Marketing and advertising costs, including consumer insight research and related consulting expenses, are incurred to promote and support branded products primarily in the consumer distribution channel. These costs are generally expensed as incurred, recorded in selling expenses and were as follows for the last three fiscal years:

	Year Ended June 26, 2025	Year Ended June 27, 2024	Year Ended June 29, 2023
Marketing and advertising expense	$11,097	$15,705	$13,947

Shipping and Handling Costs

Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. This excludes rent expense for our leased warehouse located in Huntley, IL. Shipping and handling costs for the last three fiscal years were as follows:

	Year Ended June 26, 2025	Year Ended June 27, 2024	Year Ended June 29, 2023
Shipping and handling costs	$33,800	$32,460	$30,918

Research and Development Expenses

Research and development expense represents the cost of our research and development personnel and their related expenses and is charged to selling expenses as incurred. Research and development expenses for the last three fiscal years were as follows:

	Year Ended June 26, 2025	Year Ended June 27, 2024	Year Ended June 29, 2023
Research and development expense	$3,493	$3,621	$3,362

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of ASC Topic 718, Compensation — Stock Compensation, by calculating compensation cost based on the grant date fair value. We then amortize compensation expense over the vesting period. The grant date fair value of restricted stock units (“RSUs”) and performance stock units (“PSUs”) is generally determined based on the market price of our Common Stock on the date of grant. Forfeitures are recognized as they occur, and excess tax benefits or tax deficiencies are recognized as a component of income tax expense.

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

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 26, 2025, we believe that our deferred tax assets are fully realizable.

Earnings per Share

Basic earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock.

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	Year Ended June 26, 2025	Year Ended June 27, 2024	Year Ended June 29, 2023
Weighted average number of shares outstanding — basic	11,655,506	11,615,255	11,576,852
Effect of dilutive securities:
Restricted stock units and performance stock units	68,927	72,291	65,194
Weighted average number of shares outstanding — diluted	11,724,433	11,687,546	11,642,046

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

Recent Accounting Pronouncements

The following accounting pronouncement has been adopted in the current fiscal year:

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280)”. The amendments in this update modify the disclosure requirements by expanding the disclosures required for reportable segments in annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments require that any entity that has a single reportable segment provide all the disclosures required both in this update and those already existing in Topic 280. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted this pronouncement in fiscal 2025 and retrospectively to all prior periods using the significant segment expense categories identified. While the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, it has resulted in incremental disclosure. See Note 17 — “Segment Reporting” for further discussion.

The following recent accounting pronouncements have not yet been adopted:

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

NOTE 2 — LAKEVILLE ACQUISITION

On September 29, 2023, we completed the acquisition of certain snack bar assets from TreeHouse Foods, Inc. ( “Seller”). The acquired assets include inventory, a manufacturing facility and related equipment located in Lakeville, Minnesota, and product formulas (the “Lakeville Acquisition”) for a net purchase price of $58,974. The purchase price for the Lakeville Acquisition was primarily funded from borrowings under the Credit Facility (defined in Note 7 - “Revolving Credit Facility” below).

The Lakeville Acquisition accelerates our strategy within the growing bar category and diversifies our product offerings. It also allows us to offer private brand customers a complete portfolio of bars, including fruit and grain, crunchy, sweet and salty and chewy bars that complement internally developed nutrition bars. The Lakeville Acquisition has been accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations”.

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

Net sales of $119,837 from the closing date of the Lakeville Acquisition on September 29, 2023 are included in our consolidated financial results for fiscal 2024. The closing date of the Lakeville Acquisition was on the first day of our second quarter in fiscal 2024. The Company also incurred acquisition-related costs of $856 for fiscal 2024 which are included in Administrative expenses.

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

Since the Lakeville Acquisition, we continue to operate in a single reportable operating segment that consists of selling various nut and nut-related products and bars through three sales distribution channels. Revenues from the Lakeville Acquisition are primarily in our consumer distribution channel.

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

When Performance Obligations Are Satisfied

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s performance obligations are primarily for the delivery of raw and processed recipe and snack nuts, nut butters, trail mixes and bars.

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

Contract Balances

Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. The contract asset balance at June 26, 2025 was $159 and is recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. There was no other contract asset balance for the other periods presented. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.

Contract Costs

The Company does not incur significant fulfillment costs requiring capitalization.

Disaggregation of Revenue

Revenue disaggregated by distribution channel is as follows:

	For the Year Ended
Distribution Channel	June 26, 2025	June 27, 2024	June 29, 2023
Consumer	$907,222	$872,283	$785,646
Commercial Ingredients	108,941	110,483	123,094
Contract Manufacturing	91,083	84,017	90,946
Total	$1,107,246	$1,066,783	$999,686

NOTE 4 — LEASES

We lease warehouse space, equipment used in the transportation of goods in our warehouses and a limited number of automobiles and semi-trailers. Our leases generally do not contain any explicit guarantees of residual value and, with the exception of the Huntley facility, generally do not contain non-lease components. Our leases for warehouse transportation equipment generally require the equipment to be returned to the lessor in good working order.

Through a review of our contracts, we determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. None of our leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 6.6 years.

It is our accounting policy not to apply lease recognition requirements to short-term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. We have also made the policy election to not separate lease and non-lease components for all leases.

The following table provides supplemental information related to operating lease right-of-use assets and liabilities:

	June 26, 2025	June 27, 2024	Affected Line Item in Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$27,824	$27,404	Operating lease right-of-use assets
Total lease right-of-use assets	$27,824	$27,404
Liabilities
Current:
Operating leases	$4,515	$2,623	Other accrued expenses
Noncurrent:
Operating leases	24,224	24,877	Long-term operating lease liabilities
Total lease liabilities	$28,739	$27,500

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	Year Ended June 26, 2025	Year Ended June 27, 2024	Year Ended June 29, 2023
Operating lease costs (a)	$7,379	$3,147	$2,215
Variable lease costs (b)	1,282	(25)	208
Total Lease Cost	$8,661	$3,122	$2,423

(a)
Includes short-term leases which are immaterial for all periods presented.
(b)
Variable lease costs consist of property tax, sales tax, insurance and lease overtime charges.

Supplemental cash flow and other information related to leases was as follows:

	Year Ended June 26, 2025	Year Ended June 27, 2024	Year Ended June 29, 2023
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$5,609	$2,636	$1,804
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$4,959	$23,000	$5,749

	June 26, 2025	June 27, 2024
Weighted Average Remaining Lease Term (in years)	5.7	6.6
Weighted Average Discount Rate	6.7%	6.8%

Maturities of operating lease liabilities as of June 26, 2025 are as follows:

Fiscal Year Ending
June 25, 2026	$6,285
June 24, 2027	6,295
June 29, 2028	6,149
June 28, 2029	5,230
June 27, 2030	4,379
Thereafter	6,368
Total lease payments	34,706
Less imputed interest	(5,967)
Present value of operating lease liabilities	$28,739

At June 26, 2025, the Company has additional operating leases of approximately $496 that have not yet commenced and therefore are not reflected in the Consolidated Balance Sheet and tables above. The leases are scheduled to commence in the first quarter of fiscal 2026 with an initial lease term ranging from 4 to 6 years.

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

Leasing revenue is as follows:

	Year Ended June 26, 2025	Year Ended June 27, 2024	Year Ended June 29, 2023
Lease income related to lease payments	$1,479	$2,010	$1,651

The future minimum, undiscounted fixed cash flows under non-cancelable tenant operating leases for each of the next five years and thereafter is presented below.

Fiscal Year Ending
June 25, 2026	$1,155
June 24, 2027	1,172
June 29, 2028	582
June 28, 2029	531
June 27, 2030	544
Thereafter	2,443
$6,427

NOTE 5 — INVENTORIES

Inventories consist of the following:

	June 26, 2025	June 27, 2024
Raw material and supplies	$95,350	$85,300
Work-in-process and finished goods	159,250	111,263
	$254,600	$196,563

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following:

	June 26, 2025	June 27, 2024
Customer relationships	$21,350	$21,350
Brand names	17,070	17,070
Product formulas	850	850
Non-compete agreements	300	300
Total intangible assets, gross	39,570	39,570
Less accumulated amortization:
Customer relationships	(21,179)	(20,680)
Brand names	(13,388)	(12,668)
Product formulas	(283)	(121)
Non-compete agreements	(292)	(279)
Total accumulated amortization	(35,142)	(33,748)
Net intangible assets	$4,428	$5,822

Customer relationships relate to the fiscal 2023 Just the Cheese brand acquisition, the fiscal 2018 Squirrel Brand acquisition and the fiscal 2010 Orchard Valley Harvest (“OVH”) acquisition. The customer relationships resulting from the OVH acquisition are fully amortized. The brand names consist primarily of the Squirrel Brand and Southern Style Nuts and the Fisher brand name, which we acquired in a 1995 acquisition. The Fisher brand name is fully amortized. The remainder of the brand name relates to Just the Cheese brand acquisition and the OVH acquisition, which is fully amortized. Product formulas relate to the private label bars acquired in fiscal 2024 Lakeville Acquisition.

Total amortization expense related to intangible assets, which is classified in administrative expense in the Consolidated Statement of Comprehensive Income, was as follows for the last three fiscal years:

	Year Ended June 26, 2025	Year Ended June 27, 2024	Year Ended June 29, 2023
Amortization of intangible assets	$1,394	$1,686	$1,767

Expected amortization expense the next five fiscal years is as follows:

Fiscal Year Ending
June 25, 2026	$1,042
June 24, 2027	847
June 29, 2028	677
June 28, 2029	496
June 27, 2030	400

Our net goodwill at June 29, 2023 was comprised of $9,650 from the fiscal 2018 Squirrel Brand acquisition and $2,100 from the fiscal 2023 Just the Cheese brand acquisition. The changes in the carrying amount of goodwill during the two fiscal years ended June 26, 2025 are as follows:

Gross goodwill balance at June 29, 2023	$20,516
Accumulated impairment losses	(8,766)
Net balance at June 29, 2023	11,750
Goodwill acquired during fiscal 2024	—
Net balance at June 27, 2024	11,750
Goodwill acquired during fiscal 2025	—
Net balance at June 26, 2025	$11,750

NOTE 7 — REVOLVING CREDIT FACILITY

On March 5, 2020, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated our Credit Agreement dated as of February 7, 2008 (the “Former Credit Agreement”) with a bank group (the “Bank Lenders”). The Amended and Restated Credit Agreement provided for a $117,500 senior secured revolving credit facility (the “Credit Facility”) with the same borrowing capacity, interest rates and applicable margin as the Former Credit Agreement and extended the term of the Former Credit Agreement from July 7, 2021 to March 5, 2025. The Credit Facility is secured by substantially all of our assets other than machinery and equipment, real property and fixtures.

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

On June 16, 2025, we entered into the Consent and Third Amendment to our Amended and Restated Credit Agreement (the “Third Amendment”), which defined and included the Equipment Loan (as defined below in Note 8 — “Long-Term Debt” below).

At June 26, 2025 the weighted average interest rate for the Credit Facility was 6.09%. At June 27, 2024 the weighted average interest rate for the Credit Facility was 8.06%. At June 26, 2025 and June 27, 2024, our unused letters of credit were $4,515 and $4,857, respectively. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, liens, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25,000, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of certain other defaults by us under the Credit Facility. As of June 26, 2025, we were in compliance with the financial covenant under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the next twelve months. At June 26, 2025, we had $86,931 of available credit under the Credit Facility, which reflects borrowings of $57,584 and reduced availability as a result of $5,485 in outstanding letters of credit. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

NOTE 8 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 26, 2025	June 27, 2024
Selma, Texas facility financing obligation to related parties, due in monthly installments of $114 including interest at 9.25% through September 1, 2026	6,365	7,102
Equipment Loan financing obligation to Wells Fargo Bank, N.A due in monthly installments (a)	9,265	—
Unamortized debt issuance costs	(125)	—
	15,505	7,102
Less: Current maturities, net of unamortized debt issuance costs	(941)	(737)
Total long-term debt, net of unamortized debt issuance costs	$14,564	$6,365

(a)
Equipment Loan funds will be disbursed by the lender in variable installments. The payback period will begin upon disbursement of the final loan proceeds expected to occur in the fourth quarter of our fiscal 2026. The fixed interest rate will be calculated at that point in time as well.

Selma Properties

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

Equipment Loan

On June 16, 2025, the Company entered into a financing agreement with Wells Fargo Bank, N.A. which allows the Company to finance up to $50,000 for the purchase of equipment to further expand our production capabilities, increase our efficiency and further enhance our product offerings to our customers (the “Equipment Loan”). The Equipment Loan is provided under a master loan agreement and related equipment schedule(s), and is secured under a Security Agreement which provides for a first priority lien on all equipment and a second priority lien on our accounts receivable and inventory. The Company will be required to make sixty equal monthly payments comprised of principal and interest starting upon distribution of the final loan proceeds which is expected to occur in the fourth quarter of fiscal 2026. The fixed interest rate (SOFR plus an applicable margin of 1.49%) will be calculated at that point in time as well. Any change in the SOFR rate from what has been estimated in the table above will have an insignificant impact on the schedule. The Equipment Loan contains a graded prepayment penalty if the loan is paid off within 36 months of commencement. The Company will make monthly interest-only payments of SOFR plus an applicable margin of 1.60% prior to the delivery and acceptance of the equipment and distribution of the final loan proceeds which will be capitalized as part of the equipment acquisition cost.

Aggregate maturities of long-term debt are as follows:

Fiscal Year Ending
June 25, 2026	943
June 24, 2027	2,547
June 29, 2028	2,728
June 28, 2029	2,922
June 27, 2030	3,131
Thereafter	3,359
$15,630

NOTE 9 — INCOME TAXES

The provision for income taxes is based entirely on income before income taxes earned in the United States, and is as follows for the last three fiscal years:

	For the Year Ended
	June 26, 2025	June 27, 2024	June 29, 2023
Current:
Federal	$16,736	$15,405	$18,393
State	4,687	4,987	5,215
Total current expense	21,423	20,392	23,608
Deferred:
Deferred federal	(2,009)	209	(1,164)
Deferred state	(483)	(913)	49
Total deferred tax benefit	(2,492)	(704)	(1,115)
Total income tax expense	$18,931	$19,688	$22,493

The reconciliations of income taxes at the statutory federal income tax rate to income tax expense reported in the Consolidated Statements of Comprehensive Income for the last three fiscal years are as follows:

	June 26, 2025	June 27, 2024	June 29, 2023
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.1	3.8	4.9
Section 162(m) limitation	0.2	1.4	0.7
Research and development tax credit	(1.0)	(0.9)	(0.3)
Bargain purchase gain	—	(0.6)	—
Share-based compensation	(0.1)	(0.4)	0.1
Uncertain tax positions	0.3	0.2	0.1
Other	(0.2)	0.1	(0.1)
Effective tax rate	24.3%	24.6%	26.4%

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Deferred tax assets and liabilities are comprised of the following:

	June 26, 2025	June 27, 2024
Deferred tax assets (liabilities):
Accounts receivable	$405	$417
Employee compensation	2,558	2,343
Inventory	621	460
Depreciation	(15,902)	(16,466)
Capitalized leases	1,064	1,115
Goodwill and intangible assets	240	797
Retirement plan	7,185	6,716
Workers’ compensation	1,746	1,663
Share based compensation	2,085	1,780
Research related expenditures	5,035	3,505
Other	745	800
Net deferred tax asset	$5,782	$3,130

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

For the years ending June 26, 2025 and June 27, 2024, unrecognized tax benefits and accrued interest and penalties were $780 and $692. Accrued interest and penalties related to uncertain tax positions are not material for any periods presented. Interest and penalties within income tax expense were not material for any period presented. The total gross amounts of unrecognized tax benefits were $807 and $733 at June 26, 2025 and June 27, 2024, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 26, 2025	June 27, 2024	June 29, 2023
Beginning balance	$733	$463	$390
Gross increases — tax positions in prior year	52	146	32
Settlements	(141)	(104)	(36)
Gross increases — tax positions in current year	251	311	127
Lapse of statute of limitations	(88)	(83)	(50)
Ending balance	$807	$733	$463

Unrecognized tax benefits, that if recognized, would affect the annual effective tax rate on income from continuing operations, are as follows:

	June 26, 2025	June 27, 2024	June 29, 2023
Unrecognized tax benefits that would affect annual effective tax rate	$770	$682	$439

During fiscal 2025, the change in unrecognized tax benefits due to statute expiration was not material. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

We file income tax returns with federal and state tax authorities within the United States of America. Our federal tax returns are open for audit for fiscal 2022 through 2024. Our Illinois tax returns for fiscal 2023 and 2024 are under audit. Our California tax returns for fiscal 2021 through 2024 are open for audit. No other tax jurisdictions are material to us.

The One, Big, Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains significant tax law changes with various effective dates affecting business taxpayers. Among the tax law changes that will impact the Company relate to the timing of certain tax deductions including depreciation expense and research and development expenditures. The Company will implement the Act’s tax law changes in the first quarter of fiscal 2026. The Company does not anticipate any impact to its overall tax expense, but the Act will impact the allocation of tax expense between current and deferred.

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

NOTE 12 — STOCK-BASED COMPENSATION PLANS

At our 2023 meeting of stockholders, our stockholders approved a new equity incentive plan (the “2023 Omnibus Plan”) under which awards of options and other stock-based awards may be made to employees, officers or non-employee directors of our Company. A total of 747,065 shares of Common Stock are authorized for grants of awards thereunder, which may be in the form of options, restricted stock, RSUs, stock appreciation rights (“SARs”), performance shares, PSUs, Common Stock or dividends and dividend equivalents. As of June 26, 2025, there were 627,364 shares of Common Stock that remained authorized for future grants of awards, subject to the limitations set below. Under the terms of the 2023 Omnibus Plan, the total number of shares of Common Stock with respect to which options or SARs may be granted in any calendar year to any participant may not exceed 500,000 shares (this limit applies separately with respect to each type of award). Additionally, for awards of restricted stock, RSUs, performance shares, PSUs or other stock-based awards that are intended to qualify as performance-based compensation: (i) the total number of shares of Common Stock that may be granted in any calendar year to any participant may not exceed 250,000 shares (this limit applies separately to each type of award) and (ii) the maximum amount that may be paid to any participant for awards that are payable in cash or property other than Common Stock in any calendar year is $5,000. During fiscal 2017, the Board of Directors adopted an equity grant cap which further restricted the number of awards that could be made to any one participant or in the aggregate. The equity grant cap limited the number of awards to 250,000 awards to all participants and 20,000 awards to any one participant in a fiscal year. Except as set forth in the 2023 Omnibus Plan, RSUs have vesting periods of three years for awards to employees and one year for awards to non-employee members of the Board of Directors. PSUs have a vesting period of approximately 33 months and performance goals that must be achieved in order to be earned and vest. We issue new shares of Common Stock upon the vesting of RSUs and PSUs.

The fair value of RSUs and PSUs are generally determined based on the market price of our Common Stock on the date of grant. The fair value of RSUs and PSUs granted for the years ended June 26, 2025, June 27, 2024 and June 29, 2023 was $5,513, $4,805 and $4,769, respectively.

The following is a summary of RSU activity for the year ended June 26, 2025:

Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at June 27, 2024	147,443	$73.09
Granted	63,414	$75.03
Vested (a)	(43,094)	$76.65
Forfeited	(8,939)	$75.35
Outstanding at June 26, 2025	158,824	$72.77

(a)
The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.

The following is a summary of PSU activity for the year ended June 26, 2025:

Performance Stock Units (a)	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at June 27, 2024	8,031	$82.99
Granted	10,481	$72.08
Vested	—	$—
Forfeited	(1,213)	$77.07
Outstanding at June 26, 2025	17,299	$76.79

(a)
The PSUs are presented based on reaching target performance. The PSUs vest approximately 33 months from the grant date, with the number of shares earned (ranging from 0% to 200% of the target award) depending on the extent to which we achieve certain performance metrics. Based on current expectations and performance against these metrics, we expect 17,380 PSUs to be earned and thus vest at the end of the applicable vesting periods. The final number of shares that will eventually be earned and vest (if any) has not yet been determined as of June 26, 2025.

At June 26, 2025 there were 30,178 RSUs outstanding that were vested but deferred. At June 27, 2024 there were 25,800 RSUs outstanding that were vested but deferred. The non-vested RSUs and PSUs at June 26, 2025 will vest over a weighted-average period of 1.3 years. The fair value of RSUs that vested for the years ended June 26, 2025, June 27, 2024 and June 29, 2023 was $3,303, $3,838 and $2,978, respectively.

The following table summarizes compensation cost charged to earnings for all equity compensation plans and the total income tax benefit recognized for the last three fiscal years:

	Year Ended June 26, 2025	Year Ended June 27, 2024	Year Ended June 29, 2023
Compensation cost charged to earnings	$4,523	$4,389	$3,565
Income tax benefit recognized	1,131	1,097	891

At June 26, 2025, there was $4,710 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted-average period of 1.3 years.

NOTE 13 — CASH DIVIDENDS

Our Board of Directors declared and we paid the following cash dividends in fiscal 2025 and fiscal 2024:

Declaration Date	Record Date	Dividend Per Share(a)	Total Amount	Payment Date
July 17, 2024	August 20, 2024	$2.10	$24,404	September 11, 2024
May 1, 2024	May 31, 2024	$1.00	$11,621	June 20, 2024
July 18, 2023	August 22, 2023	$2.00	$23,175	September 13, 2023

(a)
The dividends declared on July 18, 2023 and July 17, 2024 include both the annual and special dividend declared on such date.

On July 15, 2025, our Board of Directors declared a special cash dividend of $0.60 per share and a regular annual cash dividend of $0.90 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company. Refer to Note 19 — “Subsequent Event” below.

NOTE 14 — EMPLOYEE BENEFIT PLANS

We maintain a contributory plan established pursuant to the provisions of section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for all nonunion employees meeting minimum age and service requirements. For the last three fiscal years, we matched 100% of the first three percent contributed by each employee and 50% of the next two percent contributed, up to certain maximums specified in the plan. Expense for the 401(k) plan was as follows for the last three fiscal years:

	Year Ended June 26, 2025	Year Ended June 27, 2024	Year Ended June 29, 2023
401(k) plan expense	$4,085	$3,987	$2,746

We also offer a non-qualified deferred compensation plan to provide executives with the opportunity to accumulate assets for retirement on a tax-deferred basis (the “Plan”). Participants in the Plan can defer up to 80% of their base salary and up to 100% of performance-based compensation. The compensation deferred under this Plan is credited with earnings and losses as determined by the rate of return of reference investments selected by the participants. Participants are fully vested in their respective deferrals and earnings. We may also make discretionary contributions, which vest three years from the crediting date, at full vesting age, or other events as defined and described in the Plan. We invest in corporate owned life insurance contracts (“COLI”) on the lives of designated individuals that are held in a Rabbi Trust (“Trust”) to fund the Plan obligations. The Trust is the owner and beneficiary of such insurance contracts. Our promise to pay amounts deferred under this Plan is an unsecured obligation. Participant’s benefits can be paid out as a lump sum or in annual installments over a term of up to 10 years. The COLI investments are recorded at cash surrender value. The cash surrender value of the life insurance contracts was $2,599 and $1,214 at June 26, 2025 and June 27, 2024, respectively, and are included in Other long term assets in the accompanying Consolidated Balance Sheets. The balances due to participants in the Plan were $2,769 and $1,261 as of June 26, 2025 and June 27, 2024, respectively, and are included in the caption “Other” within Long term liabilities in the accompanying Consolidated Balance Sheets. Matching contribution expense was $53 and $246 for the year ended June 26, 2025 and June 27, 2024, respectively.

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

The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 26, 2025	June 27, 2024
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$26,862	$28,017
Service cost	516	251
Interest cost	1,445	1,400
Actuarial loss (gain)	640	(1,663)
Benefits paid	(724)	(1,143)
Projected benefit obligation at end of year	$28,739	$26,862

The accumulated benefit obligation, which represents benefits earned up to the measurement date, was $27,583 and $24,952 at June 26, 2025 and June 27, 2024, respectively.

Components of the actuarial loss (gain) are presented below for the fiscal years ended:

	June 26, 2025	June 27, 2024	June 29, 2023
Actuarial Loss (Gain)
Change in assumed pay increases	$1,119	$1,418	$(70)
Change in discount rate	(141)	(1,138)	(1,584)
Change in mortality assumptions	—	—	—
Other	(338)	(1,943)	(1,353)
Actuarial loss (gain)	$640	$(1,663)	$(3,007)

The components of the net periodic pension cost are as follows for the fiscal years ended:

	June 26, 2025	June 27, 2024	June 29, 2023
Service cost	$516	$251	$801
Interest cost	1,445	1,400	1,366
Recognized loss amortization	—	—	28
Net periodic pension cost	$1,961	$1,651	$2,195

The most significant assumption related to our SERP is the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future.

We used the following assumptions to calculate the benefit obligation of our SERP as of the following dates:

	June 26, 2025	June 27, 2024
Discount rate	5.49%	5.45%
Average rate of compensation increases	4.50%	6.11%
Bonus payment	45% - 115% of base, paid 4 of 5 years	45% - 115% of base, paid 4 of 5 years

We used the following assumptions to calculate the net periodic costs of our SERP as follows for the fiscal years ended:

	June 26, 2025	June 27, 2024	June 29, 2023
Discount rate	5.45%	5.12%	4.68%
Rate of compensation increases	6.11%	4.50%	4.50%
Mortality	Pri-2012 white collar with MP- 2021 scale	Pri-2012 white collar with MP- 2021 scale	Pri-2012 white collar with MP- 2021 scale
Bonus payment	45% - 115% of base, paid 4 of 5 years	45% - 110% of base, paid 4 of 5 years	45% - 110% of base, paid 4 of 5 years

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

The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal Year
2026	$818
2027	890
2028	854
2029	1,855
2030	1,820
2031 — 2035	11,024

At June 26, 2025 and June 27, 2024, the current portion of the SERP liability was $818 and $708, respectively, and recorded in the caption “Accrued payroll and related benefits” on the Consolidated Balance Sheets.

The following table presents the components of accumulated other comprehensive income that have not yet been recognized in net pension expense:

	June 26, 2025	June 27, 2024
Unrecognized net gain	$983	$1,623
Tax effect	(419)	(579)
Net amount unrecognized	$564	$1,044

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below sets forth the changes to accumulated other comprehensive income (loss) for the last two fiscal years. These changes are all related to our defined benefit pension plan.

Changes to Accumulated Other Comprehensive Income (Loss) (a)	Year Ended June 26, 2025	Year Ended June 27, 2024
Balance at beginning of period	$1,044	$(204)
Other comprehensive income before reclassifications	(640)	1,663
Amounts reclassified from accumulated other comprehensive loss	—	—
Tax effect	160	(415)
Net current-period other comprehensive income	(480)	1,248
Balance at end of period	$564	$1,044

(a)
Amounts in parenthesis indicate debits/expense.

NOTE 17 — SEGMENT REPORTING

The Company’s chief operating decision maker (“CODM”) is comprised of the chief executive officer and chief operating officer who review financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, we operate in a single reporting unit and operating segment that consists of selling various nut and nut related products and bars through three distribution channels, almost entirely within the United States. A description of how the Company derives revenues is included in Note 3 — “Revenue Recognition”.

The CODM uses consolidated net income as the measure of segment profit or loss to make key operating decisions, monitor budget versus actual results and allocate resources. The CODM compares net income to prior year to assess year-over-year growth of the Company and compares net income to budget to evaluate how the Company is performing against internal expectations. The measure of segment assets is reported on the Consolidated Balance Sheet as total assets. Depreciation, amortization and purchases of property, plant and equipment are reported at the consolidated level on the Consolidated Statements of Cash Flows. The significant segment expenses regularly provided to the CODM are those presented on our Consolidated Statements of Comprehensive Income. These significant expenses include cost of sales, selling expenses and administrative expenses. Other segment items include interest expense, net rental and miscellaneous expense, pension expense and income tax expense on the Consolidated Statements of Comprehensive Income.

Depreciation expense, significant customers and geographic information, and revenue by product type are included in Note 1 — “Significant Accounting Policies”, Note 3 — “Revenue Recognition” and Note 18 — “Product Type Sales Mix”, respectively.

NOTE 18 — PRODUCT TYPE SALES MIX

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types, for the fiscal year ended:

Product Type	June 26, 2025	June 27, 2024	June 29, 2023
Peanuts & Peanut Butter	16.4%	17.9%	19.0%
Pecans	9.4	9.1	11.4
Cashews & Mixed Nuts	17.6	18.2	20.7
Walnuts	4.9	4.4	5.6
Almonds	7.2	7.8	8.8
Trail & Snack Mixes	24.2	24.8	27.2
Bars	14.0	11.4	0.4
Other	6.3	6.4	6.9
	100.0%	100.0%	100.0%

NOTE 19 — SUBSEQUENT EVENT

On July 15, 2025, our Board of Directors declared a special cash dividend of $0.60 per share and a regular annual cash dividend of $0.90 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “August 2025 Dividends”). The August 2025 Dividends will be paid on September 11, 2025 to stockholders of record as of the close of business on August 19, 2025.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of June 26, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 26, 2025, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 26, 2025.

The effectiveness of our internal control over financial reporting as of June 26, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended June 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B — Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended June 26, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C — Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Independence of the Audit Committee” of our Proxy Statement for the 2025 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

We have adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on our website at http://www.jbssinc.com.

Item 11 — Executive Compensation

The Sections entitled “Compensation of Directors and Executive Officers”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for the 2025 Annual Meeting are incorporated herein by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2025 Annual Meeting is incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The Sections entitled “Corporate Governance — Independence of the Board of Directors” and “Review of Related Party Transactions” of our Proxy Statement for the 2025 Annual Meeting are incorporated herein by reference. Other certain information relating to the executive officers and certain of the directors of the Company is included immediately before Part II of this Report.

Item 14 — Principal Accounting Fees and Services

The information under the proposal entitled “Ratify the Audit Committee’s Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the 2026 fiscal year” of our Proxy Statement for the 2025 Annual Meeting is incorporated herein by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following financial statements are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

Consolidated Statements of Comprehensive Income for the Year Ended June 26, 2025, the Year Ended June 27, 2024 and the Year Ended June 29, 2023

Consolidated Balance Sheets as of June 26, 2025 and June 27, 2024

Consolidated Statements of Stockholders’ Equity for the Year Ended June 26, 2025, the Year Ended June 27, 2024 and the Year Ended June 29, 2023

Consolidated Statements of Cash Flows for the Year Ended June 26, 2025, the Year Ended June 27, 2024 and the Year Ended June 29, 2023

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

*10.9	2023 Omnibus Incentive Plan (incorporated by reference from Annex A to the form DEF 14A filed on September 12, 2023)

*10.10	Amended and Restated Sanfilippo Value Added Plan, dated August 23, 2023 (incorporated by reference from Exhibit 10.12 to the Form 10-Q for the quarter ended September 28, 2023)

*10.11

Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle) (incorporated by reference from Exhibit 10.13 to the Form 10-Q for the quarter ended December 28, 2023)

*10.12

Form of Employee Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle) (incorporated by reference from Exhibit 10.14 to the Form 10-Q for the quarter ended December 28, 2023)

Exhibit No.	Description

*10.13

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

*10.15

Form of Employee Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2025 awards cycle) (incorporated by reference from Exhibit 10.17 to the Form 10-Q for the quarter ended December 26, 2024)

*10.16

Form of Employee Performance Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2025 awards cycle) (incorporated by reference from Exhibit 10.18 to the Form 10-Q for the quarter ended December 26, 2024)

10.17

Amended and restated Credit Agreement dated as of March 5, 2020, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 11, 2020)

10.18	First Amendment to Amended and Restated Credit Agreement dated as of May 8, 2023 (incorporated by reference from Exhibit 10.13 to the Form 10-K filed on August 23, 2023)

10.19	Second Amendment to Amended and Restated Credit Agreement dated as of September 29, 2023 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 2, 2023)

10.20	Consent and Third Amendment to Amended and Restated Credit Agreement dated as of June 16, 2025

*10.21

Nonqualified Deferred Compensation Plan Adoption Agreement of the Company dated as of November 22, 2022 (incorporated by reference from Exhibit 10.18 to the Form 10-Q for the quarter ended December 29, 2022)

*10.22

John B. Sanfilippo & Son, Inc. Nonqualified Deferred Compensation Plan dated as of November 22, 2022 (incorporated by reference from Exhibit 10.19 to the Form 10-Q for the quarter ended December 29, 2022)

14	Code of Ethics, as amended (incorporated by reference from Exhibit 14 to the Form 10-K for the fiscal year ended June 25, 2015)

19	John B. Sanfilippo & Son, Inc. Insider Trading Policy (incorporated by reference from Exhibit 19 to the Form 10-K for the fiscal year ended June 27, 2024)

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Frank S. Pellegrino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Frank S. Pellegrino pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

97	John B. Sanfilippo & Son, Inc. Restatement Clawback Policy (incorporated by reference from Exhibit 97 to the Form 10-K for the fiscal year ended June 27, 2024)

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

JOHN B. SANFILIPPO & SON, INC.

Date: August 20, 2025	By:	/s/ Jeffrey T. Sanfilippo
Jeffrey T. Sanfilippo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer and Director (Principal Executive Officer)	August 20, 2025

/s/ Frank S. Pellegrino Frank S. Pellegrino	Chief Financial Officer, Executive Vice President, Finance and Administration and Treasurer (Principal Financial Officer)	August 20, 2025

/s/ Michael J. Finn Michael J. Finn	Vice President, Corporate Controller (Principal Accounting Officer)	August 20, 2025

/s/ Pamela Forbes Lieberman Pamela Forbes Lieberman	Director	August 20, 2025

/s/ Mercedes Romero Mercedes Romero	Director	August 20, 2025

/s/ James J. Sanfilippo James J. Sanfilippo	Director	August 20, 2025

/s/ Jasper B. Sanfilippo, Jr. Jasper B. Sanfilippo, Jr.	Director	August 20, 2025

/s/ John E. Sanfilippo John E. Sanfilippo	Director	August 20, 2025

/s/ Lisa A. Sanfilippo Lisa A. Sanfilippo	Director	August 20, 2025

/s/ Ellen C. Taaffe Ellen C. Taaffe	Director	August 20, 2025

/s/ James A. Valentine James A. Valentine	Director	August 20, 2025

/s/ Michael J. Valentine Michael J. Valentine	Director	August 20, 2025