Form 10-Q
period 2025-09-25
SANFILIPPO JOHN B & SON INC
filed 2025-10-29
CIK 880117

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2025

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

As of October 23, 2025, 9,046,833 shares of the Registrant’s Common Stock, $.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

For the Quarter Ended September 25, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended
	September 25, 2025	September 26, 2024
Net sales	$298,683	$276,196
Cost of sales	244,589	229,652
Gross profit	54,094	46,544
Operating expenses:
Selling expenses	17,880	19,839
Administrative expenses	9,197	9,698
Total operating expenses	27,077	29,537
Income from operations	27,017	17,007
Other expense:
Interest expense including $146 and $163 to related parties, respectively	984	516
Rental and miscellaneous expense, net	576	411
Pension expense (excluding service costs)	389	361
Total other expense, net	1,949	1,288
Income before income taxes	25,068	15,719
Income tax expense	6,342	4,060
Net income and comprehensive income	$18,726	$11,659
Net income per common share-basic	$1.60	$1.00
Net income per common share-diluted	$1.59	$1.00

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	September 25, 2025	June 26, 2025	September 26, 2024
ASSETS
CURRENT ASSETS:
Cash	$714	$585	$442
Accounts receivable, net of allowance for doubtful accounts of $333, $293 and $327, respectively	84,368	76,656	83,787
Inventories	234,716	254,600	194,565
Prepaid expenses and other current assets	13,720	14,583	8,695
TOTAL CURRENT ASSETS	333,518	346,424	287,489
PROPERTY, PLANT AND EQUIPMENT:
Land	13,365	13,365	13,365
Buildings	120,208	119,315	116,330
Machinery and equipment	330,543	326,984	298,973
Furniture and leasehold improvements	5,540	5,540	5,448
Vehicles	1,291	1,228	1,090
Construction in progress	12,656	7,223	18,331
	483,603	473,655	453,537
Less: Accumulated depreciation	314,810	308,506	291,835
	168,793	165,149	161,702
Rental investment property, net of accumulated depreciation of $16,255, $16,053 and $15,448, respectively	12,868	13,070	13,675
TOTAL PROPERTY, PLANT AND EQUIPMENT	181,661	178,219	175,377

Intangible assets, net	4,116	4,428	5,441
Deferred income taxes	—	5,782	3,680
Goodwill	11,750	11,750	11,750
Operating lease right-of-use assets	27,187	27,824	28,034
Equipment deposits	29,516	12,438	—
Other assets	10,934	10,738	7,596
TOTAL ASSETS	$598,682	$597,603	$519,367

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	September 25, 2025	June 26, 2025	September 26, 2024
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$51,093	$57,584	$47,152
Current maturities of long-term debt, net, including related party debt of $827, $808 and $815, respectively and net of unamortized debt issuance costs of $11, $2 and $0 respectively	2,343	941	815
Accounts payable	51,616	60,479	59,575
Bank overdraft	563	294	1,315
Accrued payroll and related benefits	11,799	18,446	10,809
Other accrued expenses	19,255	18,302	20,167
TOTAL CURRENT LIABILITIES	136,669	156,046	139,833

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $5,342, $5,557 and $6,169, respectively and net of unamortized debt issuance costs of $164, $123 and $0 respectively	29,827	14,564	6,169
Retirement plan	28,288	27,921	26,463
Long-term operating lease liabilities, net of current portion	23,497	24,224	25,167
Long-term workers' compensation liabilities	10,571	10,603	7,779
Deferred income taxes	3,496	—	—
Other	3,550	3,548	3,153
TOTAL LONG-TERM LIABILITIES	99,229	80,860	68,731
TOTAL LIABILITIES	235,898	236,906	208,564

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 9,163,610, 9,161,348 and 9,123,938 shares issued, respectively	92	92	91
Capital in excess of par value	140,578	139,724	136,626
Retained earnings	222,728	221,495	174,220
Accumulated other comprehensive income	564	564	1,044
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)
TOTAL STOCKHOLDERS’ EQUITY	362,784	360,697	310,803
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$598,682	$597,603	$519,367

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share amounts)

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income	Stock	Total
Balance, June 26, 2025	2,597,426	$26	9,161,348	$92	$139,724	$221,495	$564	$(1,204)	$360,697
Net income						18,726			18,726
Cash dividends ($1.50 per share)						(17,493)			(17,493)
Equity award exercises			2,262	—	—				—
Stock-based compensation expense					854				854
Balance, September 25, 2025	2,597,426	$26	9,163,610	$92	$140,578	$222,728	$564	$(1,204)	$362,784

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income	Stock	Total
Balance, June 27, 2024	2,597,426	$26	9,123,938	$91	$135,691	$186,965	$1,044	$(1,204)	$322,613
Net income						11,659			11,659
Cash dividends ($2.10 per share)						(24,404)			(24,404)
Stock-based compensation expense					935				935
Balance, September 26, 2024	2,597,426	$26	9,123,938	$91	$136,626	$174,220	$1,044	$(1,204)	$310,803

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Quarter Ended
	September 25, 2025	September 26, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,726	$11,659
Depreciation and amortization	7,154	6,545
Amortization of operating lease right-of-use assets	1,214	1,084
Loss on disposition of assets, net	32	135
Deferred income tax expense (benefit)	9,278	(550)
Stock-based compensation expense	854	935
Change in assets and liabilities:
Accounts receivable, net	(7,712)	1,245
Inventories	19,884	1,998
Prepaid expenses and other current assets	4,065	2,333
Accounts payable	(11,379)	3,106
Accrued expenses	(5,800)	(23,185)
Income taxes (receivable) payable	(3,202)	4,141
Other long-term assets and liabilities	(1,347)	(882)
Other, net	367	370
Net cash provided by operating activities	32,134	8,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,878)	(11,900)
Other, net	(56)	(56)
Net cash used in investing activities	(24,934)	(11,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term (repayments) borrowings	(6,491)	26,732
Principal payments on long-term debt	(195)	(118)
Increase in bank overdraft	269	770
Dividends paid	(17,493)	(24,404)
Proceeds from issuance of debt	16,911	—
Debt issue costs	(72)	—
Net cash (used in) provided by financing activities	(7,071)	2,980

NET INCREASE (DECREASE) IN CASH	129	(42)
Cash, beginning of period	585	484
Cash, end of period	$714	$442

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•
References herein to fiscal 2026 and fiscal 2025 are to the fiscal year ending June 25, 2026 and the fiscal year ended June 26, 2025, respectively.
•
References herein to the first quarter of fiscal 2026 and fiscal 2025 are to the quarters ended September 25, 2025 and September 26, 2024, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. We also manufacture and distribute a portfolio of snack and nutrition bars (“bars”), and market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, granola, sunflower kernels, dried fruit, corn snacks, sesame sticks, other sesame snack products and baked cheese snack products. We sell our products primarily under a variety of private brand names, as well as under our Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts and Just the Cheese brand names. Our bars are sold under a variety of private brands to some of the largest retailers in the United States. Our products are sold through three core distribution channels, including food retailers in the consumer channel, commercial ingredient users and contract manufacturing customers.

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

The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet data as of June 26, 2025 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2025 Annual Report on Form 10-K for the fiscal year ended June 26, 2025.

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

Contract Balances

Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. The contract asset balance as of September 25, 2025 was $278 and is recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. The contract asset balances as of June 26, 2025 and September 26, 2024 were $159 and $619, respectively. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.

Disaggregation of Revenue

Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended
Distribution Channel	September 25, 2025	September 26, 2024
Consumer	$242,085	$229,384
Commercial Ingredients	31,209	26,900
Contract Manufacturing	25,389	19,912
Total	$298,683	$276,196

Note 3 – Leases

Description of Leases

We lease warehouse space, equipment used in the transportation of goods in our warehouses, a limited number of automobiles and semi-trailers and a small office space. Our leases generally do not contain any explicit guarantees of residual value and, with the exception of the lease for our warehousing and distribution center in Huntley, IL, generally do not contain non-lease components. Our leases for warehouse transportation equipment generally require the equipment to be returned to the lessor in good working order.

Through a review of our contracts, we determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. With the exception of our warehouse leases, none of our other leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 6.3 years.

It is our accounting policy not to apply lease recognition requirements to short-term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. We have also made the policy election to not separate lease and non-lease components for all leases.

The following table provides supplemental information related to operating lease right-of-use assets and liabilities:

	September 25, 2025	June 26, 2025	September 26, 2024	Affected Line Item in Consolidated Balance Sheets
Assets
Operating lease right-of-use assets	$27,187	$27,824	$28,034	Operating lease right-of-use assets
Total lease right-of-use assets	$27,187	$27,824	$28,034

Liabilities
Current:
Operating leases	$4,805	$4,515	$3,383	Other accrued expenses
Noncurrent:
Operating leases	23,497	24,224	25,167	Long-term operating lease liabilities
Total lease liabilities	$28,302	$28,739	$28,550

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter Ended
	September 25, 2025	September 26, 2024
Operating lease costs (a)	$1,900	$1,742
Variable lease costs (b)	348	172
Total lease cost	$2,248	$1,914

(a)
Includes short-term leases which are immaterial.
(b)
Variable lease costs consist of property taxes, sales tax and insurance.

Supplemental cash flow and other information related to leases was as follows:

	For the Quarter Ended
	September 25, 2025	September 26, 2024
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$1,493	$1,073

Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$577	$1,714

	September 25, 2025	June 26, 2025	September 26, 2024
Weighted average remaining lease term (in years)	5.4	5.7	6.3
Weighted average discount rate	6.7%	6.7%	6.8%

Maturities of operating lease liabilities as of September 25, 2025 are as follows:

Fiscal Year Ending
June 25, 2026 (excluding the quarter ended September 25, 2025)	$4,916
June 24, 2027	6,432
June 29, 2028	6,286
June 28, 2029	5,367
June 27, 2030	4,493
June 26, 2031	4,036
Thereafter	2,348
Total lease payments	33,878
Less imputed interest	(5,576)
Present value of operating lease liabilities	$28,302

Lessor Accounting

We lease office space in our four-story office building located in Elgin, IL. As a lessor, we retain substantially all of the risks and benefits of ownership of the investment property. Under Topic 842: Leases, we continue to account for all of our leases as operating leases. Lease agreements may include options to renew. We accrue fixed lease income on a straight‑line basis over the terms of the leases. There is generally no variable lease consideration and an immaterial amount of non-lease components such as recurring utility and storage fees. Leases between related parties are immaterial.

Leasing revenue is as follows:

	For the Quarter Ended
	September 25, 2025	September 26, 2024
Lease income related to lease payments	$230	$479

The future minimum, undiscounted fixed cash flows under non-cancelable tenant operating leases for each of the next five years and thereafter are as follows:

Fiscal Year Ending
June 25, 2026 (excluding the quarter ended September 25, 2025)	$916
June 24, 2027	1,225
June 29, 2028	639
June 28, 2029	560
June 27, 2030	544
June 26, 2031	556
Thereafter	1,887
$6,327

Note 4 – Inventories

Inventories consist of the following:

	September 25, 2025	June 26, 2025	September 26, 2024
Raw material and supplies	$71,526	$95,350	$63,088
Work-in-process and finished goods	163,190	159,250	131,477
Total	$234,716	$254,600	$194,565

Note 5 – Goodwill and Intangible Assets

Identifiable intangible assets that are subject to amortization consist of the following:

	September 25, 2025	June 26, 2025	September 26, 2024
Customer relationships	$21,350	$21,350	$21,350
Brand names	17,070	17,070	17,070
Product formulas	850	850	850
Non-compete agreement	300	300	300
	39,570	39,570	39,570
Less accumulated amortization:
Customer relationships	(21,265)	(21,179)	(20,842)
Brand names	(13,569)	(13,388)	(12,845)
Product formulas	(323)	(283)	(162)
Non-compete agreement	(297)	(292)	(280)
	(35,454)	(35,142)	(34,129)
Net intangible assets	$4,116	$4,428	$5,441

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the Squirrel Brand, Southern Style Nuts and Just the Cheese brand names.

Total amortization expense related to intangible assets, which is classified in “administrative expenses” in the Consolidated Statement of Comprehensive Income, was $312 for the quarter ended September 25, 2025. Amortization expense for the remainder of fiscal 2026 is expected to be approximately $730 and expected amortization expense the next five fiscal years is as follows:

Fiscal Year Ending
June 24, 2027	$847
June 29, 2028	677
June 28, 2029	496
June 27, 2030	400
June 26, 2031	400

Our net goodwill at September 25, 2025 was comprised of $9,650 from the fiscal 2018 Squirrel Brand acquisition and $2,100 from the fiscal 2023 Just the Cheese brand acquisition. The changes in the carrying amount of goodwill since June 27, 2024 are as follows:

Gross goodwill balance at June 27, 2024	$20,516
Accumulated impairment losses	(8,766)
Net goodwill balance at June 27, 2024	11,750
Goodwill acquired during fiscal 2025	—
Net balance at June 26, 2025	11,750
Goodwill acquired during fiscal 2026	—
Net balance at September 25, 2025	$11,750

Note 6 – Credit Facility

Our Amended and Restated Credit Agreement dated March 5, 2020, as amended most recently on June 16, 2025, provides for a $150,000 senior secured revolving credit facility (the “Credit Facility”) and has a maturity date of September 29, 2028. The Credit Facility is secured by our accounts receivable and inventory.

At September 25, 2025, we had $93,422 of available credit under the Credit Facility which reflects borrowings of $51,093 and reduced availability as a result of $5,485 in outstanding letters of credit. As of September 25, 2025, we were in compliance with all financial covenants under the Credit Facility.

Note 7 – Equipment Loan

On June 16, 2025, the Company entered into a financing agreement with Wells Fargo Bank, N.A. which allows the Company to finance up to $50,000 for the purchase of equipment to further expand our production capabilities, increase our efficiency and further enhance our product offerings to our customers (the “Equipment Loan”). The Equipment Loan is provided under a master loan agreement and related equipment schedules, and is secured under a Security Agreement which provides for a first priority lien on all equipment and a second priority lien on our accounts receivable and inventory. The Company will be required to make sixty equal monthly payments comprised of principal and interest starting upon distribution of the final loan proceeds which is expected to occur in the fourth quarter of fiscal 2026. The fixed interest rate (SOFR plus an applicable margin of 1.49%) will be calculated at that point in time as well. The Equipment Loan contains a graded prepayment penalty if the loan is paid off within 36 months of commencement. The Company will make monthly interest-only payments of SOFR plus an applicable margin of 1.60% prior to the delivery and acceptance of the equipment and distribution of the final loan proceeds which will be capitalized as part of the equipment acquisition cost.

As of September 25, 2025 and June 26, 2025 there was $26,176 and $9,265, respectively, of the debt obligation under the Equipment Loan outstanding. The interest costs incurred directly attributable to the Equipment Loan were capitalized. Interest capitalized was $344 for the quarter ended September 25, 2025. No interest was capitalized for the quarter ended September 26, 2024 because no significant project required such capitalization.

Note 8 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended
	September 25, 2025	September 26, 2024
Weighted average number of shares outstanding – basic	11,671,187	11,630,405
Effect of dilutive securities:
Restricted stock units	76,013	83,957
Weighted average number of shares outstanding – diluted	11,747,200	11,714,362

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for any periods presented.

Note 9 – Stock-Based Compensation Plans

During the quarter ended September 25, 2025 there was no significant restricted stock unit (“RSU”) or performance stock unit (“PSU”) activity. Compensation expense attributable to stock-based compensation during the first quarter of fiscal 2026 and fiscal 2025 was $854 and $935, respectively. As of September 25, 2025, there was $3,558 of total unrecognized compensation expense related to non-vested RSUs and PSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.1 years.

Note 10 – Retirement Plan

The Supplemental Employee Retirement Plan (“Retirement Plan”) is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service. The components of net periodic benefit cost are as follows:

	For the Quarter Ended
	September 25, 2025	September 26, 2024
Service cost	$141	$129
Interest cost	389	361
Net periodic benefit cost	$530	$490

The components of net periodic benefit cost, other than the service cost component, are included in the line item “Pension expense (excluding service costs)” in the Consolidated Statements of Comprehensive Income.

Note 11 – Commitments and Contingent Liabilities

We are currently a party to various legal proceedings in the ordinary course of business. While management presently believes that the ultimate outcomes of these proceedings, individually and in the aggregate, will not materially affect our financial position, results of operations or cash flows, legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur. Unfavorable outcomes could include substantial monetary damages in excess of any appropriate accruals management has established. Were such unfavorable final outcomes to occur, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows.

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	September 25, 2025	June 26, 2025	September 26, 2024
Carrying value of current and long-term debt:	$32,345	$15,630	$6,984
Fair value of current and long-term debt:	31,936	15,329	6,649

The estimated fair value of our current and long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Note 13 – Segment Reporting

The Company’s chief operating decision maker (“CODM”) is comprised of the chief executive officer and chief operating officer who review financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, we operate in a single reporting unit and operating segment that consists of selling various nut and nut related products and bars through three distribution channels, almost entirely within the United States. A description of how the Company derives revenues is included in Note 2 – “Revenue Recognition”.

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

Depreciation expense was $6,842 for the quarter ended September 25, 2025 and $6,164 for the quarter ended September 26, 2024.

Note 14 – Recent Accounting Pronouncements and Tax Legislation

The following recent accounting pronouncements have not yet been adopted:

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024. The requirements of this amendment will first be disclosed in our upcoming Form 10-K filing for the fiscal year ending June 25, 2026, and will be applied prospectively. We are currently evaluating the impact of this disclosure update but do not expect it to have a material impact on our Consolidated Financial Statements.

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

The following tax law was enacted this quarter:

Public Law No. 119-21, commonly known as the One, Big, Beautiful Bill Act (the “Act”), was signed into law on July 4, 2025. The Act contains significant tax law changes with various effective dates affecting business taxpayers, including the Company. Among the tax law changes that will impact the Company relate to the acceleration of certain tax deductions including depreciation expense and research and development expenditures. This will lead to lower cash tax payments in the near term combined with an increase in our deferred tax liability. The Company implemented the Act’s tax law changes in the first quarter of fiscal 2026. The Company does not anticipate any impact to its overall tax expense, but the Act will impact the allocation of tax expense between current and deferred.

Note 15 – Subsequent Event

On October 29, 2025, our Board of Directors declared a special cash dividend of $1.00 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “October 2025 Dividends”). The October 2025 Dividends will be paid on December 30, 2025 to stockholders of record as of the close of business on December 1, 2025.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•
References herein to fiscal 2026 and fiscal 2025 are to the fiscal year ending June 25, 2026 and the fiscal year ended June 26, 2025, respectively.
•
References herein to the first quarter of fiscal 2026 and fiscal 2025 are to the quarters ended September 25, 2025 and September 26, 2024, respectively.

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. We also manufacture and distribute a portfolio of snack and nutrition bars (“bars”), and market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, granola, sunflower kernels, dried fruit, corn snacks, sesame sticks, other sesame snack products and baked cheese snack products. We sell our products primarily under a variety of private brand names, as well as under our Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts and Just the Cheese brand names. Our bars are sold under a variety of private brands to some of the largest retailers in the United States. Our products are sold through three core distribution channels, including food retailers in the consumer channel, commercial ingredient users and contract manufacturing customers.

Our Long-Range Plan defines our future growth priorities and focuses on growing our private brand business across key customers and high-growth snacking categories, notably private brand bars, as well as expanding branded distribution behind Orchard Valley Harvest and Fisher via insight-driven product and packaging innovation. We will execute our Long-Range Plan by providing our private brand customers with value-added solutions and high-quality, innovative products based on our extensive industry and consumer expertise. Accelerating our private brand bars business will require us to expand capacity and develop a robust innovation pipeline with continued focus on nutrition bars. We will grow the reach of our branded nut & trail mix business by targeting new consumers, emphasizing product innovation, expanding distribution across current and alternative channels and focusing on new ways for consumers to buy our products, including club stores and e-commerce. In support of this strategy, we intend to focus our branded promotional and advertising investments on achieving sales volume growth. We are also executing an omni-channel approach to win with key customers in key categories, including recipe nuts, snack nuts and trail mix. Our Long-Range Plan also anticipates increasing our sales through product and packaging innovation and targeted, opportunistic acquisitions. Beginning in the second quarter of fiscal 2025 and continuing into the first quarter of fiscal 2026, we began investing significant additional capital to purchase new equipment and make infrastructure improvements (and incur related expenses) to further expand our production capabilities, increase our efficiency and enhance our product offerings for our customers.

We continue to face the ongoing challenges and regulation specific to our business, such as food safety and regulatory matters, maintenance and growth of our customer base and overall category growth for private brand and branded products. Varying, decreasing or shifting consumer demand for our products in a challenging snack food environment and against an uncertain macroeconomic environment may adversely impact our ability to execute our Long-Range Plan.

We face a number of challenges in the future, including, among others, the impacts of higher food prices due in part to increasing underlying commodity acquisition costs and the overall impact of tariffs (actual, pending implementation or threatened) by the U.S. government or other governments on certain commodities, raw materials and equipment to process and manufacture our products. We continue to see uncertainty over interest rates that may negatively impact economic growth, consumers reducing their private brand and branded snack purchases, including snack nuts, trail mix and bars, intense competition in the snack food industry, the potential for economic downturn in the markets in which we operate and supply chain challenges. To stay compliant with recent changes in employment laws across states where we operate and remain competitive in attracting qualified talent, we expect our labor costs to continue to increase.

Inflation and Consumer Trends

We face changing industry trends as consumers' purchasing preferences evolve. We continue to see higher selling prices at retail across snack nuts and trail mix driven by higher commodity costs. These higher prices across our categories and the broader market, coupled with a potential economic downturn and tightening of consumer finances due to reduced government support through programs such as SNAP and a variety of other macroeconomic reasons, are causing consumers to purchase fewer snack products. This declining demand is leading to sales volume declines for snack nuts, recipe nuts, trail mix and bars for the Company and across the snack food industry. Consumers continue to shift their preferences to private brands or lower priced nuts or bars or purchase snack products outside the snack nut, trail mix and bars categories. We have also seen consumers shifting to more value-focused retailers, such as mass merchandising retailers and club stores, not all of which we distribute or sell to. Additionally, increasing use and prevalence of certain weight loss drugs may also impact the demand or consumption patterns of our products. We have responded by focusing on our strengths, including our knowledge of the snack nut and trail mix and bars categories, driving efficiency in our operations, product and packaging innovation and judicious use of trade spending and pricing actions to support our products.

Tariffs, Supply Chain and Transportation

Global supply chain pressures have eased compared to past fiscal years, but intermittent challenges, delays and extended lead-times still exist for certain raw materials and inputs. Overall packaging and ingredient inflation appears to have moderated early into our fiscal 2026; however, there is still uncertainty within the supply chain surrounding near term impacts from the U.S. government's tariffs on imports from foreign countries. Approximately 2% of our material costs, primarily pepitas and pine nuts, are currently sourced from China and are currently subject to a combined 55% tariff. There is no domestic source for cashews, and cashews sourced from Vietnam, which represent the majority of our cashew imports, are currently subject to a 20% tariff. Any import tariffs will increase the cost of certain raw materials we use in our business and our financial performance may be adversely impacted if we cannot pass on the cost increases in the form of price increases to our customers. While we do not have direct exposure to suppliers in Venezuela, Russia, Ukraine or Israel, the conflicts and prospects for conflict in these regions could continue to result in volatile commodity markets, supply chain disruptions and increased costs, including shipping costs. In addition, the ultimate impact of tariffs may be difficult to predict as their amount and duration is uncertain, making our planning process more difficult, and the threat of tariffs can also have adverse implications to our business and the business of our suppliers and customers.

Trucking capacity continues to slowly decline, potentially leading to further instability in the transportation industry. While indicators suggest transportation prices are stabilizing, the overall transportation environment remains unpredictable. Additionally, fuel prices have been unpredictable and may vary depending on the level of economic activity in the areas where we ship and receive shipments and the prevailing price of oil.

Our most significant ingredient requirements include cocoa products, dried fruits, sweeteners, vegetable oils, rolled oats, flour and dairy. Many of these materials and their associated costs are subject to price fluctuations from several factors, including changing commodity markets, other market conditions, demand for raw materials, weather, growing and harvesting conditions, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), ongoing political instability and other factors beyond our control.

We focus on remaining agile by identifying risks proactively, modifying inventory and production plans and diversifying our supplier base to mitigate risk to customer order shortages and our supply chain. We continue to proactively manage our business in response to the evolving global economic environment and related uncertainties and intend to take steps to further mitigate impacts to our supply chain as they develop. If unforeseen supply chain pressures emerge or worsen, or we cannot obtain the transportation and labor services needed to obtain raw materials or fulfill customer orders, such shortages and supply chain issues could have an unfavorable impact on net sales and our operations in fiscal 2026.

Furthermore, record cocoa prices have been fueled by three consecutive years of cocoa supply deficits, led by significant production declines within the largest producers, Ivory Coast and Ghana. Despite the anticipated supply recovery in the current crop year, cocoa market prices have continued to be volatile and touched new highs in December 2024 while remaining well above long-term average levels throughout 2025. Amid higher cocoa prices, consumption data reflects North American demand reductions, but global supply balances remain historically tight. Additionally, as costs increase due to these circumstances or due to overall inflationary pressures, there is a further risk of not being able to pass (in part or in full) such potential cost increases on to our customers or in a timely manner. If we cannot align our input costs with prices for our products, our financial performance could be impacted adversely.

QUARTERLY HIGHLIGHTS

Our net sales of $298.7 million for the first quarter of fiscal 2026 increased $22.5 million, or 8.1%, from our net sales of $276.2 million for the first quarter of fiscal 2025.

Sales volume, measured as pounds sold to customers, decreased 0.7% compared to the first quarter of fiscal 2025.

Gross profit increased $7.6 million, and our gross profit margin, as a percentage of net sales, increased to 18.1% for the first quarter of fiscal 2026 compared to 16.9% for the first quarter of fiscal 2025.

Total operating expenses for the first quarter of fiscal 2026 decreased by $2.5 million, or 8.3%, compared to the first quarter of fiscal 2025. As a percentage of net sales, total operating expenses in the first quarter of fiscal 2026 decreased to 9.1% from 10.7% for the first quarter of fiscal 2025.

The total value of inventories on hand at the end of the first quarter of fiscal 2026 increased $40.2 million, or 20.6%, compared to the total value of inventories on hand at the end of the first quarter of fiscal 2025.

We expect acquisition costs for walnuts to increase significantly and most other major tree nuts and peanuts to increase in the 2025 crop year (which falls into our current 2026 fiscal year). While we began to procure inshell walnuts during the first quarter of fiscal 2026, the total payments due to our walnut growers will not be determined until the second and/or third quarters of fiscal 2026. We will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual payments will be determined during the second and/or third quarters of fiscal 2026 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS

Net Sales

In the first quarter of fiscal 2026, our net sales increased 8.1% to $298.7 million, compared to net sales of $276.2 million for the first quarter of fiscal 2025. The net sales increase was primarily driven by an 8.9% increase in weighted average selling price per pound, which was due primarily to higher commodity acquisition costs for all major tree nuts. Sales volume, which is defined as pounds sold to customers, decreased 0.7%. Sales volume decreased for all major product types except for peanuts, walnuts and pecans.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended
Product Type	September 25, 2025	September 26, 2024
Peanuts & Peanut Butter	15.4%	16.6%
Pecans	8.2	7.4
Cashews & Mixed Nuts	18.2	17.2
Walnuts	6.3	4.2
Almonds	7.1	6.9
Trail & Snack Mixes	25.4	26.8
Bars	13.6	14.9
Other	5.8	6.0
Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	September 25, 2025	Percentage of Total	September 26, 2024	Percentage of Total	$ Change	% Change
Consumer (1)	$242,085	81.1%	$229,384	83.1%	$12,701	5.5%
Commercial Ingredients	31,209	10.4	26,900	9.7	4,309	16.0
Contract Manufacturing	25,389	8.5	19,912	7.2	5,477	27.5
Total	$298,683	100.0%	$276,196	100.0%	$22,487	8.1%

(1)
Sales of branded products were approximately 14% and 16% of total consumer sales during the first quarter of fiscal 2026 and fiscal 2025, respectively. Fisher branded products were approximately 67% and 57% of branded sales during the first quarter of fiscal 2026 and fiscal 2025, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased $12.7 million, or 5.5%, and sales volume decreased 5.1% in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. The sales volume decrease was driven by a 3.2% decrease in private brand sales volume, with approximately half of the decrease due to the discontinuation of peanut butter at a mass merchandiser. The remaining private brand sales volume decrease was due to nut and trail mix and bars. Nut and trail mix sales volume was impacted by higher retail prices and reduced promotional activity, partially offset by new business and expanded distribution at three existing customers. Bar sales volume declined due to a strategic reduction in sales to one grocery retailer and lost distribution to another, which were partially offset by growth at a mass merchandiser and at a current customer. Sales volume of Orchard Valley Harvest decreased 47.1% mainly due to lost distribution at a major customer in the non-food sector, contributing to the overall sales volume decrease in the consumer channel.

Net sales in the commercial ingredients distribution channel increased $4.3 million, or 16.0%, and sales volume increased 12.8% in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. The sales volume increase was mainly driven by new business at two customers, higher peanut butter volume at existing food service customers and increased sales of peanut crushing stock to peanut oil processors.

Net sales in the contract manufacturing distribution channel increased $5.5 million, or 27.5%, and sales volume increased 18.4% in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. The increase in sales volume was due to increased granola sales volume and increased snack nut sales to another customer added during the second quarter of fiscal 2025. These increases were partially offset by lower peanut and peanut butter sales volume to a major customer.

Gross Profit

Gross profit increased $7.6 million, or 16.2%, to $54.1 million for the first quarter of fiscal 2026, compared to $46.5 million for the first quarter of fiscal 2025. The increase in gross profit was due primarily to higher net sales and selling prices more closely aligned with commodity acquisition costs compared to the first quarter of fiscal 2025. Additionally, the first quarter of fiscal 2025 included a one-time price concession to a bars customer. Our gross profit margin, as a percentage of net sales, increased to 18.1% for the first quarter of fiscal 2026 compared to 16.9% for the first quarter of fiscal 2025, mainly due to the factors mentioned previously.

Operating Expenses

Total operating expenses for the first quarter of fiscal 2026 decreased $2.5 million, or 8.3%, to $27.1 million. Operating expenses decreased to 9.1% of net sales for the first quarter of fiscal 2026, compared to 10.7% of net sales for the first quarter of fiscal 2025.

Selling expenses for the first quarter of fiscal 2026 were $17.9 million, a decrease of 9.9% from the first quarter of fiscal 2025. The decrease was driven by a $1.4 million decrease in advertising and consumer insight research expense, a $0.8 million decrease in third-party warehouse costs and a $0.6 million decrease in freight expense. These increases were offset slightly by a $0.3 million increase in incentive compensation expense and a $0.3 million increase in commissions expense.

Administrative expenses for the first quarter of fiscal 2026 decreased $0.5 million, or 5.2%, to $9.2 million, compared to $9.7 million for the first quarter of fiscal 2025. The decrease was due to a $0.6 million decrease in personnel and recruitment expenses.

Income from Operations

Due to the factors discussed above, income from operations was $27.0 million, or 9.0% of net sales, for the first quarter of fiscal 2026, compared to $17.0 million, or 6.2% of net sales, for the first quarter of fiscal 2025.

Interest Expense

Interest expense was $1.0 million for the first quarter of fiscal 2026, compared to $0.5 million for the first quarter of fiscal 2025, due to higher average debt levels.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.6 million for the first quarter of fiscal 2026, compared to $0.4 million for the first quarter of fiscal 2025, primarily due to the departure of a tenant upon lease expiration at our Elgin Site.

Pension Expense (Excluding Service Costs)

Pension expense (excluding service costs) was $0.4 million for both the first quarter of fiscal 2026 and fiscal 2025.

Income Tax Expense

Income tax expense was $6.3 million, or 25.3% of income before income taxes, for the first quarter of fiscal 2026, compared to $4.1 million, or 25.8% of income before income taxes, for the first quarter of fiscal 2025.

Net Income

Net income was $18.7 million, or $1.60 per common share basic and $1.59 per common share diluted, for the first quarter of fiscal 2026, compared to $11.7 million, or $1.00 per common share basic and diluted, for the first quarter of fiscal 2025.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Long-Range Plan through growing our branded and private brand nut and bar businesses, consummate and integrate business acquisitions, return cash to our stockholders through dividends, repay indebtedness and pay amounts owed under the Retirement Plan. Also, various uncertainties, including cost uncertainties, could result in additional or unexpected uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. Beginning in the second quarter of fiscal 2025 and continuing throughout fiscal 2026, we will invest approximately $90.0 million in capital expenditures and related expenses, excluding any applicable tariffs, to acquire and install equipment, and make related infrastructure improvements to expand our production capabilities, increase our efficiency and further enhance our product offerings to our customers. Approximately half of these expenditures are payable to equipment vendors located in Europe, and most of those payments will be denominated in foreign currency. Depending on the level of tariffs in place at the time of delivery, and the potential for unfavorable changes in foreign currency exchange rates, the ultimate cost of such equipment purchases could increase significantly. During the fourth quarter of fiscal 2025, we entered into an agreement to obtain an equipment loan to finance a portion of this capital investment and intend to fund the remainder with borrowings under our Credit Facility or with available cash generated from our operations. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility and the Equipment Loan (as defined below) will be sufficient to fund our operations and capital expenditures for the next twelve months. Our available credit under our Credit Facility has allowed us to reinvest in the Company through capital expenditures, develop new products, pay cash dividends, consummate strategic investments and business acquisitions and explore other growth strategies outlined in our Long-Range Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first three quarters of 2026 and 2025, respectively (dollars in thousands):

	September 25, 2025	September 26, 2024	$ Change
Operating activities	$32,134	$8,934	$23,200
Investing activities	(24,934)	(11,956)	(12,978)
Financing activities	(7,071)	2,980	(10,051)
Total change in cash	$129	$(42)	$171

Operating Activities Net cash provided by operating activities was $32.1 million for the first quarter of fiscal 2026 compared to $8.9 million for the comparative period of fiscal 2025. The increase in operating cash flow was due primarily to changes in working capital, primarily decreased inventory, and a higher net income.

Total inventories were $234.7 million at September 25, 2025, a decrease of $19.9 million, or 7.8%, from the inventory balance at June 26, 2025, and an increase of $40.2 million, or 20.6%, from the inventory balance at September 26, 2024. The decrease in inventories at September 25, 2025 compared to June 26, 2025 was due primarily to lower on-hand quantities of walnuts, pecans and peanuts, partially offset by higher commodity acquisition costs for pecans and almonds. The increase in inventories at September 25, 2025 compared to September 26, 2024 was due primarily to higher commodity acquisition costs across all major tree nuts as well as higher on-hand quantities of finished goods due to lower than forecasted back-to-school demand for bars and preparation for anticipated holiday seasonal demand.

Raw nut and dried fruit input stocks, some of which are classified as work-in-process, decreased 4.4 million pounds, or 12.7%, at September 25, 2025 compared to September 26, 2024 due to lower quantities of walnuts on hand. This reduction was offset partially by higher quantities of peanuts and almonds on hand. The weighted average cost per pound of raw nut input stocks on hand at the end of the first quarter of fiscal 2026 increased 24.8% compared to the end of the first quarter of fiscal 2025 due primarily to higher commodity acquisition costs for all major tree nuts.

Investing Activities Cash used in investing activities was $24.9 million during the first quarter of fiscal 2026, compared to $12.0 million for the same period last year. Capital asset purchases were $24.9 million during the first quarter of fiscal 2026, compared to $11.9 million for the first quarter of fiscal 2025. We expect total capital expenditures for equipment purchases and upgrades for fiscal 2026 to be approximately $120.0 million based on current foreign currency exchange rates and tariff expectations. This includes all capital expenditures needed for the planned purchase of equipment to expand our production capabilities and related infrastructure improvements as described above, facility maintenance, food safety enhancements and expansion needs for our bars business. We expect to fund these capital purchases through a combination of borrowings under our existing Credit Facility, use of available cash from our operations and equipment loan financing obtained in the fourth quarter of fiscal 2025. Absent any additional material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under the Credit Facility and our equipment loan financing, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used in financing activities was $7.1 million during the first quarter of fiscal 2026, compared to cash provided of $3.0 million for the same period last year. Net repayments under our Credit Facility were $6.5 million during the first quarter of fiscal 2026, compared to net borrowings of $26.7 million for the first quarter of fiscal 2025. Equipment loan proceeds received were $16.9 million in the first quarter of fiscal 2026. Dividends paid in the first quarter of fiscal 2026 were approximately $6.9 million less than dividends paid in the same period last year.

Real Estate Matters

In August 2008, we completed the consolidation of our Chicago-based facilities into our Elgin headquarters (“Elgin Site”). The Elgin Site includes both an office building and a warehouse. We are currently attempting to find additional tenants for the available space in the office building at the Elgin Site. Until additional tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 81% of the rentable area in the office building is currently vacant. Approximately 29% of the rentable area has not been built-out. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures will likely be necessary to lease the remaining space.

In April 2024, the Company executed a 7.5 year lease for approximately 445,000 square feet of warehouse space. The warehouse is located in Huntley, IL near the Elgin Site and is utilized to store finished goods inventory and as a distribution center.

Financing Arrangements

Our Amended and Restated Credit Agreement dated March 5, 2020, as most recently amended on June 16, 2025, provides for a $150.0 million revolving loan commitment and letter of credit subfacility. The Credit Facility has an accrued interest rate based on SOFR plus an applicable margin based upon the borrowing base calculation, ranging from 1.35% to 1.85%. The Credit Facility allows the Company to pay up to $100 million in dividends per year, subject to meeting availability test, and is secured by our accounts receivable and inventory.

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

At September 25, 2025, the weighted average interest rate for the Credit Facility was 6.1%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment and refinancing of indebtedness (if such prepayment or refinancing, among other things, is of indebtedness under the equipment loan or of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The lenders under the Credit Facility have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility. As of September 25, 2025, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At September 25, 2025, we had $93.4 million of available credit under the Credit Facility. If this entire amount were borrowed at September 25, 2025, we would still be in compliance with all restrictive covenants under the Credit Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026, and we expect to exercise the final remaining five-year renewal option in calendar year 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of September 25, 2025, $6.2 million of the debt obligation was outstanding.

Equipment Loan

On June 16, 2025, the Company entered into a financing agreement with Wells Fargo Bank, N.A. which allows the Company to finance up to $50 million for the purchase of equipment to further expand our production capabilities, increase our efficiency and further enhance our product offerings to our customers (the “Equipment Loan”). The Equipment Loan is provided under a master loan agreement and related equipment schedule(s) and is secured under a Security Agreement which provides for a first priority lien on all equipment and a second priority lien on our accounts receivable and inventory. The Company will be required to make sixty equal monthly payments comprised of principal and interest starting upon distribution of the final loan proceeds which is expected to occur in the fourth quarter of fiscal 2026. The fixed interest rate (SOFR plus an applicable margin of 1.49%) will be calculated at that point in time as well. The Equipment Loan contains a graded prepayment penalty if the loan is paid off within 36 months of commencement. The Company will make monthly interest-only payments of SOFR plus an applicable margin of 1.60% prior to the delivery and acceptance of the equipment and distribution of the final loan proceeds which will be capitalized as part of the equipment acquisition cost. As of September 25, 2025, $26.2 million of the debt obligation under the Equipment Loan was outstanding.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 26, 2025.

Recent Accounting Pronouncements

Refer to Note 14 – “Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements, contained in Part I, Item 1 of this form 10-Q, for a discussion of recently issued and adopted accounting pronouncements.

FORWARD LOOKING STATEMENTS

Some of the statements in this release are forward-looking. These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) sales activity for the Company’s products, such as a decline in sales to one or more key customers, or to customers or in the nut and bars categories generally, in some or all channels, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (ii) changes in the availability and costs of raw materials and ingredients due to tariffs and other import restrictions and the impact of fixed price commitments with customers; (iii) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (v) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures; (vi) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (vii) the ability of the Company to control costs (including inflationary costs) and manage shortages or other disruptions in areas such as inputs, transportation and labor; (viii) uncertainty in economic conditions, including the potential for inflation or economic downturn leading to decreased consumer demand; (ix) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control; (x) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xi) losses due to significant disruptions at any of our production or processing facilities, our inability to meet or fulfill customer orders on a timely basis, if at all, or employee unavailability due to labor shortages; (xii) the ability to implement our Long-Range Plan, including growing our branded and private brand product sales, diversifying our product offerings (including by the launch of new products) and expanding into alternative sales channels; (xiii) technology disruptions or failures or the occurrence of cybersecurity incidents or breaches; (xiv) the inability to protect the Company’s brand value, intellectual property or avoid intellectual property disputes; and (xv) our ability to manage the impacts of changing weather patterns on raw material availability due to climate change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I - Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2025.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 25, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 25, 2025, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 25, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 11 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 26, 2025. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 26, 2025 or during the first quarter of fiscal 2026.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2025.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

During the quarter ended September 25, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

*10.3	Restated Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007)

*10.4	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.01 to the Form 8-K filed on May 5, 2009)

*10.5	2023 Omnibus Incentive Plan (incorporated by reference from Annex A to the form DEF 14A filed on September 12, 2023)

*10.6	Amended and Restated Sanfilippo Value Added Plan, dated August 23, 2023 (incorporated by reference from Exhibit 10.12 to the Form 10-Q for the quarter ended September 28, 2023)

*10.7

Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle) (incorporated by reference from Exhibit 10.13 to the Form 10-Q for the quarter ended December 28, 2023)

*10.8

Form of Employee Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle) (incorporated by reference from Exhibit 10.14 to the Form 10-Q for the quarter ended December 28, 2023)

*10.9

Form of Employee Performance Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle) (incorporated by reference from Exhibit 10.15 to the Form 10-Q for the quarter ended December 28, 2023)

*10.10

Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2025 awards cycle) (incorporated by reference from Exhibit 10.16 to the Form 10-Q for the quarter ended December 26, 2024)

*10.11

Form of Employee Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2025 awards cycle) (incorporated by reference from Exhibit 10.17 to the Form 10-Q for the quarter ended December 26, 2024)

*10.12

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

10.14	First Amendment to Amended and Restated Credit Agreement dated as of May 8, 2023 (incorporated by reference from Exhibit 10.13 to the Form 10-K filed on August 23, 2023)

10.15	Second Amendment to Amended and Restated Credit Agreement dated as of September 29, 2023 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 2, 2023)

Exhibit No.	Description

10.16	Consent and Third Amendment to Amended and Restated Credit Agreement dated as of June 16, 2025 (incorporated by reference from Exhibit 10.20 to the Form 10-K for the fiscal year ended June 26, 2025)

*10.17

Separation Benefits & General Release Agreement, effective August 5, 2025, between John B. Sanfilippo & Son, Inc. and Gina Lakatos (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on August 18, 2025)

*10.18

Nonqualified Deferred Compensation Plan Adoption Agreement of the Company dated as of November 22, 2022 (incorporated by reference from Exhibit 10.18 to the Form 10-Q for the quarter ended December 29, 2022)

*10.19

John B. Sanfilippo & Son, Inc. Nonqualified Deferred Compensation Plan dated as of November 22, 2022 (incorporated by reference from Exhibit 10.19 to the Form 10-Q for the quarter ended December 29, 2022)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 29, 2025.

JOHN B. SANFILIPPO & SON, INC.

By
/s/ Frank S. Pellegrino
Frank S. Pellegrino
Chief Financial Officer, Executive Vice President, Finance and Administration