Form 10-Q
period 2025-12-25
SANFILIPPO JOHN B & SON INC
filed 2026-01-29
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2025

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

As of January 23, 2026, 9,089,384 shares of the Registrant’s Common Stock, $.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

For the Quarter Ended December 25, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 25, 2025	December 26, 2024	December 25, 2025	December 26, 2024
Net sales	$314,777	$301,067	$613,460	$577,263
Cost of sales	255,608	248,816	500,197	478,468
Gross profit	59,169	52,251	113,263	98,795
Operating expenses:
Selling expenses	21,143	22,620	39,023	42,459
Administrative expenses	12,051	10,262	21,248	19,960
Total operating expenses	33,194	32,882	60,271	62,419
Income from operations	25,975	19,369	52,992	36,376
Other expense:
Interest expense including $141, $159, $287 and $322 to related parties, respectively	503	772	1,487	1,288
Rental and miscellaneous expense, net	574	347	1,150	758
Pension expense (excluding service costs)	389	361	778	722
Total other expense, net	1,466	1,480	3,415	2,768
Income before income taxes	24,509	17,889	49,577	33,608
Income tax expense	6,552	4,294	12,894	8,354
Net income and comprehensive income	$17,957	$13,595	$36,683	$25,254
Net income per common share-basic	$1.54	$1.17	$3.14	$2.17
Net income per common share-diluted	$1.53	$1.16	$3.12	$2.16

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	December 25, 2025	June 26, 2025	December 26, 2024
ASSETS
CURRENT ASSETS:
Cash	$2,400	$585	$336
Accounts receivable, net of allowance for doubtful accounts of $337, $293 and $356, respectively	79,823	76,656	81,200
Inventories	235,427	254,600	205,842
Prepaid expenses and other current assets	19,566	14,583	19,320
TOTAL CURRENT ASSETS	337,216	346,424	306,698
PROPERTY, PLANT AND EQUIPMENT:
Land	13,365	13,365	13,365
Buildings	120,208	119,315	116,684
Machinery and equipment	335,810	326,984	301,855
Furniture and leasehold improvements	5,540	5,540	5,482
Vehicles	1,291	1,228	1,134
Construction in progress	19,033	7,223	19,366
	495,247	473,655	457,886
Less: Accumulated depreciation	320,300	308,506	297,231
	174,947	165,149	160,655
Rental investment property, net of accumulated depreciation of $16,457, $16,053 and $15,649, respectively	12,666	13,070	13,474
TOTAL PROPERTY, PLANT AND EQUIPMENT	187,613	178,219	174,129

Intangible assets, net	3,810	4,428	5,057
Deferred income taxes	—	5,782	3,900
Goodwill	11,750	11,750	11,750
Operating lease right-of-use assets	26,941	27,824	29,019
Equipment deposits	40,475	12,438	7,203
Other assets	9,924	10,738	7,497
TOTAL ASSETS	$617,729	$597,603	$545,253

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	December 25, 2025	June 26, 2025	December 26, 2024
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$10,000	$57,584	$49,753
Current maturities of long-term debt, net, including related party debt of $847, $808 and $834, respectively and net of unamortized debt issuance costs of $17, $2 and $0 respectively	3,131	941	834
Accounts payable	79,897	60,479	64,585
Bank overdraft	2,763	294	1,953
Accrued payroll and related benefits	20,399	18,446	14,690
Dividends payable	11,704	—	—
Other accrued expenses	20,512	18,302	18,247
TOTAL CURRENT LIABILITIES	148,406	156,046	150,062

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $5,122, $5,557 and $5,969, respectively and net of unamortized debt issuance costs of $158, $123 and $0 respectively	28,839	14,564	5,969
Retirement plan	28,794	27,921	26,773
Long-term operating lease liabilities, net of current portion	23,142	24,224	25,754
Long-term workers' compensation liabilities	10,755	10,603	7,857
Deferred income taxes	3,935	—	—
Other	3,734	3,548	3,207
TOTAL LONG-TERM LIABILITIES	99,199	80,860	69,560
TOTAL LIABILITIES	247,605	236,906	219,622

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 9,207,284, 9,161,348 and 9,158,541 shares issued, respectively	92	92	92
Capital in excess of par value	141,665	139,724	137,858
Retained earnings	228,981	221,495	187,815
Accumulated other comprehensive income	564	564	1,044
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)
TOTAL STOCKHOLDERS’ EQUITY	370,124	360,697	325,631
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$617,729	$597,603	$545,253

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share amounts)

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income	Stock	Total
Balance, June 26, 2025	2,597,426	$26	9,161,348	$92	$139,724	$221,495	$564	$(1,204)	$360,697
Net income						18,726			18,726
Cash dividends ($1.50 per share)						(17,493)			(17,493)
Equity award exercises			2,262	—					—
Stock-based compensation expense					854				854
Balance, September 25, 2025	2,597,426	$26	9,163,610	$92	$140,578	$222,728	$564	$(1,204)	$362,784
Net income						17,957			17,957
Cash dividends ($1.00 per share)						(11,704)			(11,704)
Equity award exercises, net of shares withheld for employee taxes			43,674	—	(383)				(383)
Stock-based compensation expense					1,470				1,470
Balance, December 25, 2025	2,597,426	$26	9,207,284	$92	$141,665	$228,981	$564	$(1,204)	$370,124

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income	Stock	Total
Balance, June 27, 2024	2,597,426	$26	9,123,938	$91	$135,691	$186,965	$1,044	$(1,204)	$322,613
Net income						11,659			11,659
Cash dividends ($2.10 per share)						(24,404)			(24,404)
Stock-based compensation expense					935				935
Balance, September 26, 2024	2,597,426	$26	9,123,938	$91	$136,626	$174,220	$1,044	$(1,204)	$310,803
Net income						13,595			13,595
Equity award exercises, net of shares withheld for employee taxes			34,603	1	(484)				(483)
Stock-based compensation expense					1,716				1,716
Balance, December 26, 2024	2,597,426	$26	9,158,541	$92	$137,858	$187,815	$1,044	$(1,204)	$325,631

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Twenty-Six Weeks Ended
	December 25, 2025	December 26, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,683	$25,254
Depreciation and amortization	14,177	13,153
Amortization of operating lease right-of-use assets	2,477	2,185
Loss on disposition of assets, net	84	671
Deferred income tax expense (benefit)	9,717	(770)
Stock-based compensation expense	2,324	2,651
Change in assets and liabilities:
Accounts receivable, net	(3,286)	3,798
Inventories	19,173	(9,279)
Prepaid expenses and other current assets	(503)	(3,683)
Accounts payable	15,665	9,039
Accrued expenses	3,939	(18,628)
Income taxes receivable	(4,480)	(3,559)
Other long-term assets and liabilities	(2,336)	(1,755)
Other, net	991	839
Net cash provided by operating activities	94,625	19,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(47,323)	(25,548)
Proceeds from life insurance, net	1,094	—
Other, net	(34)	(70)
Net cash used in investing activities	(46,263)	(25,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term (repayments) borrowings	(47,584)	29,333
Principal payments on long-term debt	(395)	(299)
Increase in bank overdraft	2,469	1,408
Dividends paid	(17,493)	(24,404)
Proceeds from issuance of debt	16,911	—
Debt issue costs	(72)	—
Taxes paid related to net share settlement of equity awards	(383)	(484)
Net cash (used in) provided by financing activities	(46,547)	5,554

NET INCREASE (DECREASE) IN CASH	1,815	(148)
Cash, beginning of period	585	484
Cash, end of period	$2,400	$336

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
•
References herein to the second quarter of fiscal 2026 and fiscal 2025 are to the quarters ended December 25, 2025 and December 26, 2024, respectively.
•
References herein to the first half or first twenty-six weeks of fiscal 2026 and fiscal 2025 are to the twenty-six weeks ended December 25, 2025 and December 26, 2024, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. We also manufacture and distribute a portfolio of snack and nutrition bars (“bars”), and market and distribute, and in most cases, manufacture or process, a diverse product line of other food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, granola, sunflower kernels, dried fruit, corn snacks, sesame sticks, other sesame snack products and baked cheese snack products. We primarily sell our products under a variety of private brand names, as well as under our Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts and Just the Cheese brand names. Our products are sold through three core distribution channels, including food retailers in the consumer channel, commercial ingredient users and contract manufacturing customers.

The accompanying unaudited financial statements fairly present the consolidated statements of comprehensive income, consolidated balance sheets, consolidated statements of stockholders’ equity and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the results of the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Trade promotions, consisting primarily of customer pricing allowances, merchandising funds and consumer coupons, are also offered through various programs to customers and consumers. A provision for estimated trade promotions is recorded as a reduction of revenue (and a reduction in the transaction price) in the same period when the sale is recognized. Revenues are also recorded net of expected customer deductions, which are provided for based upon past experiences. Evaluating these estimates requires management judgment.

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

Contract Balances

Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. The contract asset balances as of June 26, 2025 and December 26, 2024 were $159 and $611, respectively, and are recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. There was no contract asset balance at December 25, 2025. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.

Disaggregation of Revenue

Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
Distribution Channel	December 25, 2025	December 26, 2024	December 25, 2025	December 26, 2024
Consumer	$263,159	$251,359	$505,244	$480,743
Commercial Ingredients	27,985	26,589	59,194	53,489
Contract Manufacturing	23,633	23,119	49,022	43,031
Total	$314,777	$301,067	$613,460	$577,263

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

Through a review of our contracts, we determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. With the exception of our warehouse leases, none of our other leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 6.9 years.

It is our accounting policy not to apply lease recognition requirements to short-term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. We have also made the policy election to not separate lease and non-lease components for all leases.

The following table provides supplemental information related to operating lease right-of-use assets and liabilities:

	December 25, 2025	June 26, 2025	December 26, 2024	Affected Line Item in Consolidated Balance Sheets
Assets
Operating lease right-of-use assets	$26,941	$27,824	$29,019	Operating lease right-of-use assets
Total lease right-of-use assets	$26,941	$27,824	$29,019

Liabilities
Current:
Operating leases	$5,110	$4,515	$4,211	Other accrued expenses
Noncurrent:
Operating leases	23,142	24,224	25,754	Long-term operating lease liabilities
Total lease liabilities	$28,252	$28,739	$29,965

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 25, 2025	December 26, 2024	December 25, 2025	December 26, 2024
Operating lease costs (a)	$1,968	$1,971	$3,868	$3,713
Variable lease costs (b)	350	134	698	306
Total lease cost	$2,318	$2,105	$4,566	$4,019

(a)
Includes short-term leases, which are immaterial.
(b)
Variable lease costs consist of property taxes, sales tax and insurance.

Supplemental cash flow and other information related to leases was as follows:

	For the Twenty-Six Weeks Ended
	December 25, 2025	December 26, 2024
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$3,030	$2,246

Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$1,594	$3,800

	December 25, 2025	June 26, 2025	December 26, 2024
Weighted average remaining lease term (in years)	5.2	5.7	6.1
Weighted average discount rate	6.7%	6.7%	6.7%

Maturities of operating lease liabilities as of December 25, 2025 are as follows:

Fiscal Year Ending
June 25, 2026 (excluding the twenty-six weeks ended December 25, 2025)	$3,494
June 24, 2027	6,616
June 29, 2028	6,487
June 28, 2029	5,586
June 27, 2030	4,729
June 26, 2031	4,210
Thereafter	2,443
Total lease payments	33,565
Less imputed interest	(5,313)
Present value of operating lease liabilities	$28,252

On January 15, 2026, the Company executed a 10 year lease for the remaining warehouse space of approximately 285,000 square feet in Huntley, IL. The original warehouse space was leased starting in fiscal 2024 near our largest facility in Elgin, IL, and the execution of this lease will result in us renting the entire building. The warehouse will be primarily utilized to store finished goods inventory and as a distribution center along with light manufacturing. Since the lease for the remaining space has not yet commenced, approximately $18,146 of additional operating leases are not reflected in the Consolidated Balance Sheet and tables above. The lease for the remaining space is scheduled to commence not later than the first quarter of fiscal 2027.

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

Leasing revenue is as follows:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 25, 2025	December 26, 2024	December 25, 2025	December 26, 2024
Lease income related to lease payments	$243	$478	$473	$957

The future minimum, undiscounted fixed cash flows under non-cancelable tenant operating leases for each of the next five years and thereafter are as follows:

Fiscal Year Ending
June 25, 2026 (excluding the twenty-six weeks ended December 25, 2025)	$618
June 24, 2027	1,225
June 29, 2028	639
June 28, 2029	560
June 27, 2030	544
June 26, 2031	556
Thereafter	1,887
$6,029

Note 4 – Inventories

Inventories consist of the following:

	December 25, 2025	June 26, 2025	December 26, 2024
Raw material and supplies	$89,772	$95,350	$96,109
Work-in-process and finished goods	145,655	159,250	109,733
Total	$235,427	$254,600	$205,842

Note 5 – Goodwill and Intangible Assets

Identifiable intangible assets that are subject to amortization consist of the following:

	December 25, 2025	June 26, 2025	December 26, 2024
Customer relationships	$21,350	$21,350	$21,350
Brand names	17,070	17,070	17,070
Product formulas	850	850	850
Non-compete agreement	300	300	300
	39,570	39,570	39,570
Less accumulated amortization:
Customer relationships	(21,350)	(21,179)	(21,004)
Brand names	(13,748)	(13,388)	(13,024)
Product formulas	(362)	(283)	(202)
Non-compete agreement	(300)	(292)	(283)
	(35,760)	(35,142)	(34,513)
Net intangible assets	$3,810	$4,428	$5,057

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the Squirrel Brand and Southern Style Nuts brand names.

Total amortization expense related to intangible assets, which is classified in “administrative expenses” in the Consolidated Statement of Comprehensive Income, was $306 and $618 for the quarter and twenty-six weeks ended December 25, 2025, respectively. Amortization expense for the remainder of fiscal 2026 is expected to be approximately $424 and expected amortization expense the next five fiscal years is as follows:

Fiscal Year Ending
June 24, 2027	$847
June 29, 2028	677
June 28, 2029	496
June 27, 2030	400
June 26, 2031	400

Our net goodwill at December 25, 2025 was comprised of $9,650 from the fiscal 2018 Squirrel Brand acquisition and $2,100 from the fiscal 2023 Just the Cheese brand acquisition. The changes in the carrying amount of goodwill since June 27, 2024 are as follows:

Gross goodwill balance at June 27, 2024	$20,516
Accumulated impairment losses	(8,766)
Net goodwill balance at June 27, 2024	11,750
Goodwill acquired during fiscal 2025	—
Net balance at June 26, 2025	11,750
Goodwill acquired during fiscal 2026	—
Net balance at December 25, 2025	$11,750

Note 6 – Credit Facility

Our Amended and Restated Credit Agreement dated March 5, 2020, as amended most recently on June 16, 2025, provides for a $150,000 senior secured revolving credit facility (the “Credit Facility”) and has a maturity date of September 29, 2028. The Credit Facility is secured by our accounts receivable and inventory.

At December 25, 2025, we had $134,745 of available credit under the Credit Facility reflecting borrowings of $10,000 and reduced availability as a result of $5,255 in outstanding letters of credit. As of December 25, 2025, we were in compliance with all financial covenants under the Credit Facility.

Note 7 – Equipment Loan

On June 16, 2025, the Company entered into a financing agreement with Wells Fargo Bank, N.A. which allows the Company to finance up to $50,000 for the purchase of equipment to further expand our production capabilities, increase our efficiency and further enhance our product offerings to our customers (the “Equipment Loan”). The Equipment Loan is provided under a master loan agreement and related equipment schedules, and is secured under a Security Agreement that provides for a first priority lien on all equipment and a second priority lien on our accounts receivable and inventory. The Company will be required to make sixty equal monthly payments comprised of principal and interest starting upon equipment acceptance and distribution of the final loan proceeds, which is expected to occur in the fourth quarter of fiscal 2026. The fixed interest rate (SOFR plus an applicable margin of 1.49%) will be calculated at that point in time as well. The Equipment Loan contains a graded prepayment penalty if the loan is paid off within 36 months of commencement. The Company will make monthly interest-only payments of SOFR plus an applicable margin of 1.60% prior to the delivery and acceptance of the equipment and distribution of the final loan proceeds, which will be capitalized as part of the equipment acquisition cost.

As of December 25, 2025 and June 26, 2025 there was $26,176 and $9,265, respectively, of the debt obligation under the Equipment Loan outstanding. The interest costs incurred directly attributable to the Equipment Loan were capitalized. Interest capitalized was $372 and $716 for the quarter and twenty-six weeks ended December 25, 2025, respectively. No interest was capitalized for the quarter and twenty-six weeks ended December 26, 2024 because no significant project required such capitalization.

Note 8 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 25, 2025	December 26, 2024	December 25, 2025	December 26, 2024
Weighted average number of shares outstanding – basic	11,690,152	11,647,791	11,680,669	11,640,598
Effect of dilutive securities:
Restricted stock units	49,274	62,300	62,644	73,129
Weighted average number of shares outstanding – diluted	11,739,426	11,710,091	11,743,313	11,713,727

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for any periods presented.

Note 9 – Stock-Based Compensation Plans

The following is a summary of Restricted Stock Unit (“RSU”) activity for the first twenty-six weeks of fiscal 2026:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 26, 2025	158,824	$72.77
Granted	78,330	$59.93
Vested (a)	(51,564)	$74.49
Forfeited	(6,609)	$74.60
Outstanding at December 25, 2025	178,981	$66.59

(a)
The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.

At December 25, 2025, there were 30,354 RSUs outstanding that were vested but deferred.

The following is a summary of Performance Stock Unit (“PSU”) activity for the first twenty-six weeks of fiscal 2026:

Performance Stock Units (a)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 26, 2025	17,299	$76.79
Granted	12,499	$57.24
Vested	—	$—
Forfeited	(503)	$77.18
Outstanding at December 25, 2025	29,295	$68.45

(a)
The PSUs are presented based on reaching target performance. The PSUs vest approximately three years from the grant date, with the number of shares earned (ranging from 0% to 200% of the target award) depending on the extent to which we achieve certain performance metrics. Based on current expectations and performance against these metrics, we expect 22,054 PSUs to be earned and thus vest at the end of the applicable vesting periods. The final number of shares that will eventually be earned and vest (if any) has not yet been determined as of December 25, 2025.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 25, 2025	December 26, 2024	December 25, 2025	December 26, 2024
Stock-based compensation expense	$1,470	$1,716	$2,324	$2,651

As of December 25, 2025, there was $6,685 of total unrecognized compensation expense related to non-vested RSUs and PSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.8 years.

Note 10 – Retirement Plan

The Supplemental Employee Retirement Plan (“Retirement Plan”) is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service. The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Twenty-Six Weeks Ended
	December 25, 2025	December 26, 2024	December 25, 2025	December 26, 2024
Service cost	$140	$129	$281	$258
Interest cost	389	361	778	722
Net periodic benefit cost	$529	$490	$1,059	$980

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	December 25, 2025	June 26, 2025	December 26, 2024
Carrying value of current and long-term debt:	$32,145	$15,630	$6,803
Fair value of current and long-term debt:	31,900	15,329	6,545

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

Depreciation expense was $6,717 and $13,559 for the quarter and twenty-six weeks ended December 25, 2025, respectively and $6,224 and $12,388 for the quarter and twenty-six weeks ended December 26, 2024, respectively.

Note 14 – Recent Accounting Pronouncements and Tax Legislation

The following recent accounting pronouncements have not yet been adopted:

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024. The requirements of this amendment will first be applied in our upcoming Form 10-K filing for the fiscal year ending June 25, 2026, and will be applied prospectively. We are currently evaluating the impact of this disclosure update but do not expect it to have a material impact on our Consolidated Financial Statements.

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

The following tax law was enacted this fiscal year:

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
•
References herein to the second quarter of fiscal 2026 and fiscal 2025 are to the quarters ended December 25, 2025 and December 26, 2024, respectively.
•
References herein to the first half or first twenty-six weeks of fiscal 2026 and fiscal 2025 are to the twenty-six weeks ended December 25, 2025 and December 26, 2024, respectively.

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. We also manufacture and distribute a portfolio of snack and nutrition bars (“bars”), and market and distribute, and in most cases, manufacture or process, a diverse product line of other food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, granola, sunflower kernels, dried fruit, corn snacks, sesame sticks, other sesame snack products and baked cheese snack products. We primarily sell our products under a variety of private brand names, as well as under our Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts and Just the Cheese brand names. Our products are sold through three core distribution channels, including food retailers in the consumer channel, commercial ingredient users and contract manufacturing customers.

Our Long-Range Plan defines our future growth priorities, focused on accelerating our private brand business with key customers in high-growth snacking categories, most notably private brand bars, while expanding branded distribution behind Orchard Valley Harvest and Fisher via insight-driven product and packaging innovation. Execution of this plan is anchored in delivering value-added solutions and high-quality, innovative products based on our extensive industry and consumer expertise. Growth in private brand bars will be supported by capacity expansion and a robust innovation pipeline, with continued focus on nutrition bars. For our branded nut & trail mix business, we are focused on attracting new consumers through product innovation, broader distribution across traditional and alternative channels and expanded purchasing occasions, including club stores and e-commerce. Promotional and advertising investments are being prioritized to drive volume growth, supported by an omni-channel strategy across recipe nuts, snack nuts and trail mix. Our Long-Range Plan includes growth through product and packaging innovation and targeted, opportunistic acquisitions. To support these initiatives, beginning in the second quarter of fiscal 2025 and continuing into fiscal 2026, we are making incremental significant capital investments in equipment and infrastructure improvements to expand our production capabilities, improve efficiency and enhance product offerings for our customers.

We continue to face ongoing operational and regulatory challenges, including food safety and compliance requirements, maintaining and expanding our customer base and driving growth across private brand and branded categories. Shifts or declines in consumer demand within a highly competitive snack product environment, combined with macroeconomic uncertainty, could adversely impact our ability to execute our Long-Range Plan.

Additional challenges include, higher food and input costs driven by increasing underlying commodity acquisition costs as well as the actual, potential or threatened U.S. and foreign tariffs on key commodities, raw materials and manufacturing equipment. Ongoing uncertainty around interest rates may further impact economic growth and consumer spending resulting in reduced demand for private brand and branded snack products, including snack nuts, trail mix and bars. We also continue to operate amid intense industry competition, potential economic downturns in the markets in which we operate and ongoing supply chain volatility. To stay compliant with recent changes in employment laws across states where we operate and remain competitive in attracting qualified talent, we expect our labor costs to continue to increase.

Inflation and Consumer Trends

We continue to face changing marketplace trends that are impacting our categories. Retail prices across snack nuts and trail mix have risen due to increased commodity costs and evolving global trade agreements. These higher prices, paired with general economic uncertainty, are causing consumers to purchase fewer snack products. As a result, sales volumes for snack nuts, recipe nuts, trail mix and bars are declining for the Company and the industry overall. Many consumers are shifting to private brands, more affordable nuts or bars or choosing snacks outside these categories altogether. Consumers are also shifting to more value-focused retailers, such as mass merchandising retailers and club stores, not all of which we distribute or sell to. Additionally, emerging health and wellness trends and priorities may also impact consumers' purchasing behavior, including decreased purchasing of snack foods. In response, we are focusing on our strengths by leveraging our expertise in snack nut and trail mix and bars categories, improving efficiency, innovating in product and packaging and carefully managing trade spending and pricing to support our products.

Tariffs, Supply Chain and Transportation

Global supply chain pressures have eased compared to past fiscal years, but intermittent challenges, delays and extended lead-times still exist for certain raw materials and inputs. Overall packaging and ingredient inflation appears to have moderated into our fiscal 2026, but there is still uncertainty within the supply chain from the U.S. government's tariffs on imports from foreign countries and corresponding retaliatory tariffs from foreign countries. Any incremental import tariffs will increase the cost of certain raw materials we use in our business and our financial performance may be adversely impacted if we cannot pass on the cost increases in the form of price increases to our customers. In November 2025, the U.S. government removed tariffs for several food categories, including cocoa and cashews among others, which have no domestic production. The ultimate impact of tariffs may be difficult to predict as their amount and duration is uncertain, making our planning process more difficult. The threat of tariffs may also have adverse implications to our business and the business of our suppliers and customers. While we do not have direct exposure to suppliers in Venezuela, Russia, Ukraine or Israel, the conflicts and prospects for conflict in these regions could continue to result in volatile commodity markets, supply chain disruptions and increased costs, including shipping costs.

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

We focus on remaining agile by identifying risks proactively, modifying inventory and production plans and diversifying our supplier base to mitigate risk of customer order shortages and our supply chain. We continue to proactively manage our business in response to the evolving global economic environment and related uncertainties and intend to take steps to further mitigate impacts to our supply chain as they develop. If unforeseen supply chain pressures emerge or worsen, or we cannot obtain the transportation and labor services needed to obtain raw materials or fulfill customer orders, such shortages and supply chain issues could have an unfavorable impact on net sales and our operations in the remainder of fiscal 2026.

The cocoa supply-demand outlook is showing signs of improvement following three consecutive years of supply deficits, benefiting from recovery in Ivory Coast and Ghana as well as strong exports from Ecuador; however, cocoa prices still remain above long-term averages. Global cocoa supply balances remain historically tight, while consumption data reflects North American demand reductions amid higher prices. Additionally, as costs increase due to these circumstances or due to overall inflationary pressures, there is a further risk we cannot pass (in part or in full) such potential cost increases on to our customers or in a timely manner. If we cannot align our input costs with prices for our products, our financial performance could be impacted adversely.

QUARTERLY HIGHLIGHTS

Our net sales of $314.8 million for the second quarter of fiscal 2026 increased $13.7 million, or 4.6%, from our net sales of $301.1 million for the second quarter of fiscal 2025. Net sales for the first twenty-six weeks of fiscal 2026 increased by $36.2 million, or 6.3%, to $613.5 million compared to the first twenty-six weeks of fiscal 2025.

Sales volume, measured as pounds sold to customers, decreased 9.7% compared to the second quarter of fiscal 2025. Sales volume for the first twenty-six weeks of fiscal 2026 decreased 5.3% compared to the first twenty-six weeks of fiscal 2025.

Gross profit increased $6.9 million, and our gross profit margin, as a percentage of net sales, increased to 18.8% for the second quarter of fiscal 2026, compared to 17.4% for the second quarter of fiscal 2025. Gross profit increased $14.5 million, and our gross profit margin increased to 18.5% from 17.1% for the first twenty-six weeks of fiscal 2026 compared to the first twenty-six weeks of fiscal 2025.

Total operating expenses for the second quarter of fiscal 2026 increased by $0.3 million, or 0.9%, compared to the second quarter of fiscal 2025. As a percentage of net sales, total operating expenses in the second quarter of fiscal 2026 decreased to 10.5% from 10.9% for the second quarter of fiscal 2025. Total operating expenses for the first twenty-six weeks of fiscal 2026 decreased by $2.1 million, or 3.4%, compared to the first twenty-six weeks of fiscal 2025. As a percentage of net sales, total operating expenses for the first twenty-six weeks of fiscal 2026 decreased to 9.8% from 10.8% for the first twenty-six weeks of fiscal 2025.

The total value of inventories on hand at the end of the second quarter of fiscal 2026 increased $29.6 million, or 14.4%, compared to the total value of inventories on hand at the end of the second quarter of fiscal 2025.

We have seen acquisition costs for most major nut types, except for walnuts and peanuts, increase in the 2025 crop year (which falls into our current 2026 fiscal year). We completed procurement of inshell walnuts during the first half of fiscal 2026. During the third quarter, we will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual payments will be determined during the third quarter of fiscal 2026 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS

Net Sales

In the second quarter of fiscal 2026, our net sales increased 4.6% to $314.8 million, compared to net sales of $301.1 million for the second quarter of fiscal 2025. The net sales increase was primarily driven by a 15.8% increase in weighted average selling price per pound, which was primarily due to higher commodity acquisition costs for all major tree nuts and peanuts. Sales volume, which is defined as pounds sold to customers, decreased 9.7%. Sales volume decreased for all major product types. Approximately half of the sales volume decline was attributable to granola sold in the contract manufacturing channel, which was offset by increases of sales volume of walnuts, almonds and pecans.

For the first twenty-six weeks of fiscal 2026 our net sales were $613.5 million, an increase of $36.2 million, or 6.3%, compared to the same period of fiscal 2025. The increase in net sales was attributable to a 12.2% increase in the weighted average selling price per pound, which was primarily due to higher commodity acquisition costs for all major tree nuts. Sales volume decreased 5.3% compared to the same period in the prior fiscal year. Sales volume decreased for bars, granola, trail mix and cashews, while sales volume for walnuts, peanuts, pecans and almonds increased.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-Six Weeks Ended
Product Type	December 25, 2025	December 26, 2024	December 25, 2025	December 26, 2024
Peanuts & Peanut Butter	14.5%	15.2%	14.9%	15.8%
Pecans	15.5	15.5	11.9	11.7
Cashews & Mixed Nuts	18.4	17.4	18.3	17.3
Walnuts	8.1	5.5	7.2	4.9
Almonds	7.2	6.7	7.2	6.8
Trail & Snack Mixes	21.5	21.5	23.5	24.0
Bars	10.1	12.3	11.8	13.6
Other	4.7	5.9	5.2	5.9
Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	December 25, 2025	Percentage of Total	December 26, 2024	Percentage of Total	$ Change	% Change
Consumer (1)	$263,159	83.6%	$251,359	83.5%	$11,800	4.7%
Commercial Ingredients	27,985	8.9	26,589	8.8	1,396	5.3%
Contract Manufacturing	23,633	7.5	23,119	7.7	514	2.2%
Total	$314,777	100.0%	$301,067	100.0%	$13,710	4.6%

(1)
Sales of branded products were approximately 20% and 21% of total consumer sales during the second quarter of fiscal 2026 and fiscal 2025, respectively. Fisher branded products were approximately 78% and 72% of branded sales during the second quarter of fiscal 2026 and fiscal 2025, respectively, with Orchard Valley Harvest and Southern Style Nuts branded products accounting for the majority of the remaining branded product sales.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Twenty-Six Weeks Ended
Distribution Channel	December 25, 2025	Percentage of Total	December 26, 2024	Percentage of Total	$ Change	% Change
Consumer (1)	$505,244	82.4%	$480,743	83.2%	$24,501	5.1%
Commercial Ingredients	59,194	9.6	53,489	9.3	5,705	10.7%
Contract Manufacturing	49,022	8.0	43,031	7.5	5,991	13.9%
Total	$613,460	100.0%	$577,263	100.0%	$36,197	6.3%

(1)
Sales of branded products were approximately 17% and 19% of total consumer sales during the first twenty-six weeks of fiscal 2026 and fiscal 2025, respectively. Fisher branded products were approximately 74% and 66% of branded sales during the first twenty-six weeks of fiscal 2026 and fiscal 2025, respectively, with Orchard Valley Harvest and Southern Style Nuts branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased $11.8 million, or 4.7%, and sales volume decreased 8.4% in the second quarter of fiscal 2026, compared to the second quarter of fiscal 2025. The sales volume decrease was driven by a 7.9% decrease in private brand sales volume due to lower volume in bars and, to a lesser extent, nuts and trail mix. Nuts and trail mix volume was impacted by higher retail prices, soft demand, including consumer downsizing, and reduced distribution at a major mass merchandiser. These declines were partially offset by new business with an existing customer and improved performance at another mass merchandiser. Bar sales declined as prior year's volumes were elevated by low industry-wide inventory levels and the lingering impact of a national brand recall, which temporarily boosted private label bars demand. A strategic reduction in sales to one grocery retailer also contributed to the bars decline. Branded sales volume decreased 11.2% due to lost distribution of Orchard Valley Harvest at a major non-food customer and the timing of Fisher snack promotions also at a major non-food customer.

In the first twenty-six weeks of fiscal 2026, net sales in the consumer distribution channel increased $24.5 million, or 5.1%, and sales volume decreased 6.8% compared to the same period of fiscal 2025. The sales volume decrease was driven by a 5.5% decrease in private brand sales volume due to lower volume in nuts and trail mix, bars and peanut butter. Nuts and trail mix volume was impacted by higher retail prices, consumer downsizing, soft demand and reduced distribution at a major mass merchandiser. These nuts and trail mix declines were partially offset by new business with an existing customer. Private brand bars declined due the reasons cited in the quarterly comparison, which were partially offset by growth at a current customer. Peanut butter declined due to a product discontinuation at a mass merchandiser. Branded sales volume decreased 14.5% due to lost distribution of Orchard Valley Harvest cited in the quarterly comparison.

Net sales in the commercial ingredients distribution channel increased $1.4 million, or 5.3%, and sales volume decreased by 1.1% in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025.

In the first twenty-six weeks of fiscal 2026, net sales in the commercial ingredients distribution channel increased $5.7 million, or 10.7%, and sales volume increased 5.8% compared to the same period of fiscal 2025. The sales volume increase was mainly driven by increased sales of peanut crushing stock to peanut oil processors, new business at one customer and higher peanut butter volume at existing food service customers.

Net sales in the contract manufacturing distribution channel increased $0.5 million, or 2.2%, and sales volume decreased 26.5% in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025. The decrease in sales volume was due to decreased granola processed at the Lakeville facility, which was partially offset by increased snack nut sales to a customer added during the second quarter of the prior year.

In the first twenty-six weeks of fiscal 2026, net sales in the contract manufacturing distribution channel increased $6.0 million, or 13.9%, and sales volume decreased 7.6% compared to the same period of fiscal 2025. The sales volume decrease was due to the reasons cited in the quarterly comparison along with lower peanut and peanut butter to a major customer. This was partially offset by the same increase cited in the quarterly comparison.

Gross Profit

Gross profit increased $6.9 million, or 13.2%, to $59.2 million for the second quarter of fiscal 2026, compared to $52.3 million for the second quarter of fiscal 2025. The increase in gross profit was due primarily to higher net sales and selling prices more closely aligned with commodity acquisition costs compared to the second quarter of fiscal 2025. Additionally, reduced manufacturing spending and operational efficiencies contributed to the overall gross profit increase. Our gross profit margin, as a percentage of net sales, increased to 18.8% for the second quarter of fiscal 2026 compared to 17.4% for the second quarter of fiscal 2025, mainly due to the factors mentioned previously.

Gross profit was $113.3 million for the first twenty-six weeks of fiscal 2026 compared to $98.8 million for the first twenty-six weeks of fiscal 2025 for the same reasons cited in the quarterly comparison. Our gross profit margin, as a percentage of net sales, increased to 18.5% for the first twenty-six weeks of fiscal 2026 compared to 17.1% for the first twenty-six weeks of fiscal 2025 mainly due to the factors mentioned previously and a one time pricing concession in the first quarter of fiscal 2025 for a bars customer which did not recur in fiscal 2026.

Operating Expenses

Total operating expenses for the second quarter of fiscal 2026 increased $0.3 million, or 0.9%, to $33.2 million. Operating expenses decreased to 10.5% of net sales for the second quarter of fiscal 2026, compared to 10.9% of net sales for the second quarter of fiscal 2025.

Selling expenses for the second quarter of fiscal 2026 were $21.1 million, a decrease of $1.5 million, or 6.5%, from the second quarter of fiscal 2025. The decrease was driven by a $0.7 million decrease in third-party warehouse costs, a $0.6 million decrease in advertising and consumer insight research expense, a $0.6 million decrease in freight expense, and a $0.7 million decrease in salary and equity compensation expenses. These were partially offset by a $1.4 million increase in incentive compensation expense.

Administrative expenses for the second quarter of fiscal 2026 increased $1.8 million, or 17.4%, to $12.1 million, compared to $10.3 million for the second quarter of fiscal 2025. The increase was due to a $2.3 million increase in incentive compensation expense slightly offset by a $0.5 million decrease in loss on asset disposals.

Total operating expenses for the first twenty-six weeks of fiscal 2026 decreased by $2.1 million, or 3.4%, to $60.3 million. Operating expenses as a percentage of net sales decreased to 9.8% for the first twenty-six weeks of fiscal 2026, compared to 10.8% for the first twenty-six weeks of fiscal 2025.

Selling expenses for the first twenty-six weeks of fiscal 2026 were $39.0 million, a decrease of $3.4 million, or 8.1%, from the first twenty-six weeks of fiscal 2025. The decrease was driven primarily by a $2.0 million decrease in advertising and consumer insight research expense, a $1.4 million decrease in third-party warehouse costs, a $1.2 million decrease in freight expense and a $1.0 million decrease in salary expense. These were partially offset by a $1.7 million increase in incentive compensation expense and a $0.6 million increase in commissions expense.

Administrative expenses for the first twenty-six weeks of fiscal 2026 increased $1.3 million, or 6.5%, to $21.2 million compared the first twenty-six weeks of fiscal 2025. The increase was primarily due to a $2.9 million increase in incentive compensation expense. This was partially offset by a $0.6 million decrease in personnel and recruitment expenses and a $0.6 million decrease in loss on asset disposals.

Income from Operations

Due to the factors discussed above, income from operations was $26.0 million, or 8.3% of net sales, for the second quarter of fiscal 2026, compared to $19.4 million, or 6.4% of net sales, for the second quarter of fiscal 2025.

Due to the factors discussed above, income from operations was $53.0 million, or 8.6% of net sales, for the first twenty-six weeks of fiscal 2026, compared to $36.4 million, or 6.3% of net sales, for the first twenty-six weeks of fiscal 2025.

Interest Expense

Interest expense was $0.5 million for the second quarter of fiscal 2026, compared to $0.8 million for the second quarter of fiscal 2025 due to lower average debt levels.

Interest expense was $1.5 million for the first twenty-six weeks of fiscal 2026, compared to $1.3 million for the first twenty-six weeks of fiscal 2025.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.6 million for the second quarter of fiscal 2026, compared to $0.3 million for the second quarter of fiscal 2025, primarily due to the departure of a tenant upon lease expiration at our Elgin Site.

Net rental and miscellaneous expense was $1.2 million for the first twenty-six weeks of fiscal 2026, compared to $0.8 million for the first twenty-six weeks of fiscal 2025.

Pension Expense (Excluding Service Costs)

Pension expense (excluding service costs) was $0.4 million for both the second quarter of fiscal 2026 and fiscal 2025.

Pension expense (excluding service costs) was $0.8 million for the first twenty-six weeks of fiscal 2026, compared to $0.7 million for the first twenty-six weeks of fiscal 2025.

Income Tax Expense

Income tax expense was $6.6 million, or 26.7% of income before income taxes, for the second quarter of fiscal 2026, compared to $4.3 million, or 24.0% of income before income taxes, for the second quarter of fiscal 2025. The increase in the effective tax rate is primarily due to an increase in the disallowed deduction related to officer compensation.

Income tax expense was $12.9 million, or 26.0% of income before income taxes, for the first twenty-six weeks of fiscal 2026 compared to $8.4 million, or 24.9% of income before income taxes, for the first twenty-six weeks of fiscal 2025. The increase in the effective tax rate is primarily due to the reason cited in the quarterly comparison.

Net Income

Net income was $18.0 million, or $1.54 per common share basic and $1.53 per common share diluted, for the second quarter of fiscal 2026, compared to $13.6 million, or $1.17 per common share basic and $1.16 per common share diluted, for the second quarter of fiscal 2025.

Net income was $36.7 million, or $3.14 per common share basic and $3.12 per common share diluted, for the first twenty-six weeks of fiscal 2026, compared to $25.3 million, or $2.17 per common share basic and $2.16 per common share diluted, for the first twenty-six weeks of fiscal 2025.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Long-Range Plan through growing our branded and private brand nut and bar businesses, consummate and integrate business acquisitions, return cash to our stockholders through dividends, repay indebtedness and pay amounts owed under the Retirement Plan. Also, various uncertainties, including cost uncertainties, could result in additional or unexpected uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. Beginning in the second quarter of fiscal 2025 and continuing throughout fiscal 2026, we will invest approximately $90.0 million in capital expenditures and related expenses, excluding any applicable tariffs, to acquire and install equipment, and make related infrastructure improvements to expand our production capabilities, increase our efficiency and further enhance our product offerings to our customers. Approximately half of these expenditures are payable to equipment vendors located in Europe, and most of those payments will be denominated in foreign currency. Depending on the level of tariffs in place at the time of delivery, and the potential for unfavorable changes in foreign currency exchange rates, the ultimate cost of such equipment purchases could increase significantly. During the fourth quarter of fiscal 2025, we obtained an equipment loan to finance a portion of this capital investment and intend to fund the remainder with borrowings under our Credit Facility or with available cash generated from our operations. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility and the Equipment Loan (as defined below) will be sufficient to fund our operations and capital expenditures for the next twelve months. Our available credit under our Credit Facility has allowed us to reinvest in the Company through capital expenditures, develop new products, pay cash dividends, consummate strategic investments and business acquisitions and explore other growth strategies outlined in our Long-Range Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first half of 2026 and 2025, respectively (dollars in thousands):

	December 25, 2025	December 26, 2024	$ Change
Operating activities	$94,625	$19,916	$74,709
Investing activities	(46,263)	(25,618)	(20,645)
Financing activities	(46,547)	5,554	(52,101)
Total change in cash	$1,815	$(148)	$1,963

Operating Activities Net cash provided by operating activities was $94.6 million for the first twenty-six weeks of fiscal 2026 compared to $19.9 million for the comparative period of fiscal 2025. The increase in operating cash flow was due primarily to changes in working capital, primarily decreased inventory and accrued expenses, and a higher net income.

Total inventories were $235.4 million at December 25, 2025, a decrease of $19.2 million, or 7.5%, from the inventory balance at June 26, 2025, and an increase of $29.6 million, or 14.4%, from the inventory balance at December 26, 2024. The decrease in inventories at December 25, 2025 compared to June 26, 2025 was due primarily to lower commodity acquisition costs for walnuts and peanuts and lower on-hand quantities of bars and pecans, partially offset by higher commodity acquisition costs for pecans and almonds and higher on-hand quantities of walnuts and cashews. The increase in inventories at December 25, 2025 compared to December 26, 2024 was due primarily to higher commodity acquisition costs across all major nut types except for peanuts and inshell walnuts, as well as greater on-hand quantities of work in process and finished goods inventory to support forecasted demand.

Raw nut and dried fruit input stocks, some of which are classified as work-in-process, decreased 2.7 million pounds, or 4.5%, at December 25, 2025 compared to December 26, 2024 due to lower quantities of walnuts, almonds and cashews on hand. This reduction was offset partially by higher quantities of peanuts and pecans on hand. The weighted average cost per pound of raw nut input stocks on hand at the end of the second quarter of fiscal 2026 increased 11.8% compared to the end of the second quarter of fiscal 2025 due primarily to higher acquisition costs for all major tree nuts except for inshell walnuts, partially offset by lower acquisition cost of peanuts and lower on-hand quantities of almonds and cashews.

Investing Activities Cash used in investing activities was $46.3 million during the first twenty-six weeks of fiscal 2026, compared to $25.6 million for the same period last year. Capital asset purchases were $47.3 million during the first twenty-six weeks of fiscal 2026, compared to $25.5 million for the first twenty-six weeks of fiscal 2025. Partially offsetting the fiscal 2026 cash outflows for capital asset purchases was $1.1 million of net life insurance proceeds received from existing life insurance contracts. We expect total capital expenditures for equipment purchases and upgrades for fiscal 2026 to be approximately $112.0 million based on current foreign currency exchange rates and tariff expectations. This includes all capital expenditures needed for the planned purchase of equipment to expand our production capabilities and related infrastructure improvements as described above, facility maintenance, food safety enhancements and expansion needs for our bars business. We expect to fund these capital purchases through a combination of borrowings under our existing Credit Facility, use of available cash from our operations and an equipment loan financing arrangement obtained in the fourth quarter of fiscal 2025. Absent any additional material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under the Credit Facility and our equipment loan financing, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used in financing activities was $46.5 million during the first twenty-six weeks of fiscal 2026, compared to cash provided of $5.6 million for the same period last year. Net repayments under our Credit Facility were $47.6 million during the first twenty-six weeks of fiscal 2026, compared to net borrowings of $29.3 million for the first twenty-six weeks of fiscal 2025. Equipment loan proceeds received were $16.9 million in the first twenty-six weeks of fiscal 2026. Dividends paid in the first twenty-six weeks of fiscal 2026 were approximately $6.9 million less than dividends paid in the same period last year.

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

In April 2024, the Company executed a 7.5 year lease for approximately 445,000 square feet of warehouse space. The warehouse is located in Huntley, IL near the Elgin Site and is primarily utilized to store finished goods inventory and as a distribution center along with light manufacturing.

On January 15, 2026, the Company executed a 10 year lease for the remaining warehouse space of approximately 285,000 square feet at the Huntley location.

Financing Arrangements

Our Amended and Restated Credit Agreement dated March 5, 2020, as most recently amended on June 16, 2025, provides for a $150.0 million revolving loan commitment and letter of credit subfacility. The Credit Facility has an accrued interest rate based on SOFR plus an applicable margin based upon the borrowing base calculation, ranging from 1.35% to 1.85%. The Credit Facility allows the Company to pay up to $100.0 million in dividends per year, subject to meeting availability test, and is secured by a first priority lien over our accounts receivable and inventory.

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

At December 25, 2025, the weighted average interest rate for the Credit Facility was 6.7%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment and refinancing of indebtedness (if such prepayment or refinancing, among other things, is of indebtedness under the equipment loan or of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The lenders under the Credit Facility have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility. As of December 25, 2025, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At December 25, 2025, we had $134.7 million of available credit under the Credit Facility. If this entire amount were borrowed at December 25, 2025, we would still be in compliance with all restrictive covenants under the Credit Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026 and the base monthly lease amount increased to approximately $114,000. On December 30, 2025 we exercised the final remaining five-year renewal option which extended the lease term to September 2031. The base monthly lease payment will increase to approximately $121,000 beginning in October 2026. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of December 25, 2025, $6.0 million of the debt obligation was outstanding.

Equipment Loan

On June 16, 2025, the Company entered into a financing agreement with Wells Fargo Bank, N.A. which allows the Company to finance up to $50.0 million for the purchase of equipment to further expand our production capabilities, increase our efficiency and further enhance our product offerings to our customers (the “Equipment Loan”). The Equipment Loan is provided under a master loan agreement and related equipment schedule(s) and is secured under a Security Agreement that provides for a first priority lien on all equipment and a second priority lien on our accounts receivable and inventory. The Company will be required to make sixty equal monthly payments comprised of principal and interest starting upon distribution of the final loan proceeds which is expected to occur in the fourth quarter of fiscal 2026. The fixed interest rate (SOFR plus an applicable margin of 1.49%) will be calculated at that point in time as well. The Equipment Loan contains a graded prepayment penalty if the loan is paid off within 36 months of commencement. The Company will make monthly interest-only payments of SOFR plus an applicable margin of 1.60% prior to the delivery and acceptance of the equipment and distribution of the final loan proceeds, which will be capitalized as part of the equipment acquisition cost. As of December 25, 2025, $26.2 million of the debt obligation under the Equipment Loan was outstanding.

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

FORWARD LOOKING STATEMENTS

Some of the statements in this release are forward-looking. These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) sales activity for the Company’s products, such as a decline in sales to one or more key customers, or to customers or in the nut and bars categories generally, in some or all channels, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (ii) changes in the availability and costs of raw materials and ingredients due to tariffs and other import restrictions and the impact of fixed price commitments with customers; (iii) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (v) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures; (vi) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (vii) the ability of the Company to control costs (including inflationary costs) and manage shortages or other disruptions in areas such as inputs, transportation and labor; (viii) uncertainty in economic conditions, including the potential for inflation or economic downturn leading to decreased consumer demand; (ix) the timing and occurrence (or nonoccurrence) of other transactions and events, which may be subject to circumstances beyond the Company’s control; (x) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xi) losses due to significant disruptions at any of our production or processing facilities, our inability to meet or fulfill customer orders on a timely basis, if at all, or employee unavailability due to labor shortages; (xii) the ability to implement our Long-Range Plan, including growing our branded and private brand product sales, diversifying our product offerings (including by the launch of new products) and expanding into alternative sales channels; (xiii) technology disruptions or failures or the occurrence of cybersecurity incidents or breaches; (xiv) the inability to protect the Company’s brand value, intellectual property or avoid intellectual property disputes; and (xv) our ability to manage the impacts of changing weather patterns on raw material availability due to climate change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I - Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2025.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 25, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 25, 2025, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 25, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 11 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties that could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 26, 2025. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 26, 2025 or during the first twenty-six weeks of fiscal 2026.

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

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

The following table shows our directors and officers that adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act:

Name & Position	Adoption Date	Shares of the Company's Common Stock	Expiration Date(1)
Jeffrey T. Sanfilippo, Chief Executive Officer	November 26, 2025	7,212	March 2, 2027
Jasper B. Sanfilippo, Jr., Chief Operating Officer	November 26, 2025	7,212	March 2, 2027
Lisa A. Sanfilippo, Director	November 26, 2025	2,272	March 2, 2027
James J. Sanfilippo, Director	November 26, 2025	1,268	March 2, 2027

(1)
The plan expires on the date in this column, or upon the earlier completion of all authorized transactions under the Rule 10b5-1 plan.

During the quarter ended December 25, 2025, other than noted above, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

*10.7

Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle) (incorporated by reference from Exhibit 10.13 to the Form 10-Q for the quarter ended December 28, 2023)

*10.8

Form of Employee Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle) (incorporated by reference from Exhibit 10.14 to the Form 10-Q for the quarter ended December 28, 2023)

*10.9

Form of Employee Performance Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle) (incorporated by reference from Exhibit 10.15 to the Form 10-Q for the quarter ended December 28, 2023)

*10.10

Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2025 and 2026 awards cycles) (incorporated by reference from Exhibit 10.16 to the Form 10-Q for the quarter ended December 26, 2024)

*10.11

Form of Employee Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2025 and 2026 awards cycles) (incorporated by reference from Exhibit 10.17 to the Form 10-Q for the quarter ended December 26, 2024)

*10.12

Form of Employee Performance Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2025 awards cycle) (incorporated by reference from Exhibit 10.18 to the Form 10-Q for the quarter ended December 26, 2024)

*10.13	Form of Employee Performance Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2026 awards cycle)

10.14

Amended and restated Credit Agreement dated as of March 5, 2020, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 11, 2020)

Exhibit No.	Description

10.15	First Amendment to Amended and Restated Credit Agreement dated as of May 8, 2023 (incorporated by reference from Exhibit 10.13 to the Form 10-K filed on August 23, 2023)

10.16	Second Amendment to Amended and Restated Credit Agreement dated as of September 29, 2023 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 2, 2023)

10.17	Consent and Third Amendment to Amended and Restated Credit Agreement dated as of June 16, 2025 (incorporated by reference from Exhibit 10.20 to the Form 10-K for the fiscal year ended June 26, 2025)

*10.18

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

*10.21	Separation Benefits & General Release Agreement, December 19, 2025, between John B. Sanfilippo & Son, Inc. and Jim Valentine

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Frank S. Pellegrino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Frank S. Pellegrino pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 29, 2026.

JOHN B. SANFILIPPO & SON, INC.

By
/s/ Frank S. Pellegrino
Frank S. Pellegrino
Chief Financial Officer, Executive Vice President, Finance and Administration