Form 10-Q
period 2026-03-26
SANFILIPPO JOHN B & SON INC
filed 2026-04-29
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2026

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

As of April 23, 2026, 9,092,149 shares of the Registrant’s Common Stock, $.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

For the Quarter Ended March 26, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 26, 2026	March 27, 2025	March 26, 2026	March 27, 2025
Net sales	$281,779	$260,907	$895,239	$838,170
Cost of sales	228,008	205,014	728,205	683,482
Gross profit	53,771	55,893	167,034	154,688
Operating expenses:
Selling expenses	19,262	18,630	58,285	61,089
Administrative expenses	10,724	9,066	31,972	29,026
Total operating expenses	29,986	27,696	90,257	90,115
Income from operations	23,785	28,197	76,777	64,573
Other expense:
Interest expense including $136, $154, $423 and $476 to related parties, respectively	523	1,055	2,010	2,343
Rental and miscellaneous expense, net	576	638	1,726	1,396
Pension expense (excluding service costs)	389	362	1,167	1,084
Total other expense, net	1,488	2,055	4,903	4,823
Income before income taxes	22,297	26,142	71,874	59,750
Income tax expense	5,449	5,989	18,343	14,343
Net income and comprehensive income	$16,848	$20,153	$53,531	$45,407
Net income per common share-basic	$1.44	$1.73	$4.58	$3.90
Net income per common share-diluted	$1.43	$1.72	$4.55	$3.87

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	March 26, 2026	June 26, 2025	March 27, 2025
ASSETS
CURRENT ASSETS:
Cash	$1,291	$585	$1,295
Accounts receivable, net of allowance for doubtful accounts of $342, $293 and $315, respectively	85,239	76,656	74,538
Inventories	252,620	254,600	257,798
Prepaid expenses and other current assets	12,989	14,583	15,565
TOTAL CURRENT ASSETS	352,139	346,424	349,196
PROPERTY, PLANT AND EQUIPMENT:
Land	13,365	13,365	13,365
Buildings	125,817	119,315	117,258
Machinery and equipment	338,948	326,984	313,441
Furniture and leasehold improvements	5,557	5,540	5,535
Vehicles	1,291	1,228	1,134
Construction in progress	69,057	7,223	12,840
	554,035	473,655	463,573
Less: Accumulated depreciation	325,166	308,506	302,462
	228,869	165,149	161,111
Rental investment property, net of accumulated depreciation of $16,658, $16,053 and $15,851, respectively	12,465	13,070	13,272
TOTAL PROPERTY, PLANT AND EQUIPMENT	241,334	178,219	174,383

Intangible assets, net	3,598	4,428	4,740
Deferred income taxes	—	5,782	3,605
Goodwill	11,750	11,750	11,750
Operating lease right-of-use assets	25,768	27,824	28,871
Equipment deposits	6,200	12,438	10,019
Other assets	9,880	10,738	7,412
TOTAL ASSETS	$650,669	$597,603	$589,976

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	March 26, 2026	June 26, 2025	March 27, 2025
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$31,152	$57,584	$89,602
Current maturities of long-term debt, net, including related party debt of $867, $808 and $790, respectively and net of unamortized debt issuance costs of $16, $2 and $0 respectively	3,827	941	790
Accounts payable	73,092	60,479	51,966
Bank overdraft	726	294	942
Accrued payroll and related benefits	23,550	18,446	12,858
Other accrued expenses	20,824	18,302	17,833
TOTAL CURRENT LIABILITIES	153,171	156,046	173,991

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $4,898, $5,557 and $5,765, respectively and net of unamortized debt issuance costs of $173, $123 and $0 respectively	40,672	14,564	5,765
Retirement plan	29,200	27,921	27,082
Long-term operating lease liabilities, net of current portion	21,933	24,224	25,304
Long-term workers' compensation liabilities	10,915	10,603	7,855
Deferred income taxes	3,638	—	—
Other	3,491	3,548	3,366
TOTAL LONG-TERM LIABILITIES	109,849	80,860	69,372
TOTAL LIABILITIES	263,020	236,906	243,363

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 9,210,049, 9,161,348 and 9,161,348 shares issued, respectively	92	92	92
Capital in excess of par value	142,342	139,724	138,687
Retained earnings	245,829	221,495	207,968
Accumulated other comprehensive income	564	564	1,044
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)
TOTAL STOCKHOLDERS’ EQUITY	387,649	360,697	346,613
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$650,669	$597,603	$589,976

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share amounts)

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income	Stock	Total
Balance, June 26, 2025	2,597,426	$26	9,161,348	$92	$139,724	$221,495	$564	$(1,204)	$360,697
Net income						18,726			18,726
Cash dividends ($1.50 per share)						(17,493)			(17,493)
Equity award exercises			2,262	—					—
Stock-based compensation expense					854				854
Balance, September 25, 2025	2,597,426	$26	9,163,610	$92	$140,578	$222,728	$564	$(1,204)	$362,784
Net income						17,957			17,957
Cash dividends ($1.00 per share)						(11,704)			(11,704)
Equity award exercises, net of shares withheld for employee taxes			43,674	—	(383)				(383)
Stock-based compensation expense					1,470				1,470
Balance, December 25, 2025	2,597,426	$26	9,207,284	$92	$141,665	$228,981	$564	$(1,204)	$370,124
Net income						16,848			16,848
Equity award exercises, net of shares withheld for employee taxes			2,765	—	(31)				(31)
Stock-based compensation expense					708				708
Balance, March 26, 2026	2,597,426	$26	9,210,049	$92	$142,342	$245,829	$564	$(1,204)	$387,649

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income	Stock	Total
Balance, June 27, 2024	2,597,426	$26	9,123,938	$91	$135,691	$186,965	$1,044	$(1,204)	$322,613
Net income						11,659			11,659
Cash dividends ($2.10 per share)						(24,404)			(24,404)
Stock-based compensation expense					935				935
Balance, September 26, 2024	2,597,426	$26	9,123,938	$91	$136,626	$174,220	$1,044	$(1,204)	$310,803
Net income						13,595			13,595
Equity award exercises, net of shares withheld for employee taxes			34,603	1	(484)				(483)
Stock-based compensation expense					1,716				1,716
Balance, December 26, 2024	2,597,426	$26	9,158,541	$92	$137,858	$187,815	$1,044	$(1,204)	$325,631
Net income						20,153			20,153
Equity award exercises, net of shares withheld for employee taxes			2,807	—	(6)				(6)
Stock-based compensation expense					835				835
Balance, March 27, 2025	2,597,426	$26	9,161,348	$92	$138,687	$207,968	$1,044	$(1,204)	$346,613

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Thirty-Nine Weeks Ended
	March 26, 2026	March 27, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,531	$45,407
Depreciation and amortization	21,214	19,896
Amortization of operating lease right-of-use assets	3,781	3,345
(Gain) loss on disposition of assets, net	(350)	739
Deferred income tax expense (benefit)	9,420	(475)
Stock-based compensation expense	3,032	3,486
Change in assets and liabilities:
Accounts receivable, net	(8,702)	10,460
Inventories	1,980	(61,235)
Prepaid expenses and other current assets	1,133	(1,308)
Accounts payable	4,197	(1,467)
Accrued expenses	7,376	(20,986)
Income taxes receivable	461	(2,179)
Other long-term assets and liabilities	(3,689)	(2,820)
Other, net	1,438	1,151
Net cash provided by (used in) operating activities	94,822	(5,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(68,988)	(37,227)
Proceeds from life insurance, net	1,094	—
Other, net	416	(114)
Net cash used in investing activities	(67,478)	(37,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term (repayments) borrowings	(26,432)	69,182
Principal payments on long-term debt	(600)	(547)
Increase in bank overdraft	432	397
Dividends paid	(29,197)	(24,404)
Proceeds from issuance of debt	29,658	—
Debt issue costs	(85)	—
Taxes paid related to net share settlement of equity awards	(414)	(490)
Net cash (used in) provided by financing activities	(26,638)	44,138

NET INCREASE IN CASH	706	811
Cash, beginning of period	585	484
Cash, end of period	$1,291	$1,295

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
•
References herein to the third quarter of fiscal 2026 and fiscal 2025 are to the quarters ended March 26, 2026 and March 27, 2025, respectively.
•
References herein to the first three quarters or first thirty-nine weeks of fiscal 2026 and fiscal 2025 are to the thirty-nine weeks ended March 26, 2026 and March 27, 2025, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. We also manufacture and distribute a portfolio of snack and nutrition bars (“bars”), and market and distribute, and in most cases, manufacture or process, a diverse product line of other food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, granola, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products. We primarily sell our products under a variety of private brand names, as well as under our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names. Our products are sold through three core distribution channels, including food retailers in the consumer channel, commercial ingredient users and contract manufacturing customers.

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

Contract Balances

Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. The contract asset balances as of June 26, 2025 was $159 and is recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. There was no contract asset balance for any other periods presented. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.

Disaggregation of Revenue

Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Distribution Channel	March 26, 2026	March 27, 2025	March 26, 2026	March 27, 2025
Consumer	$232,923	$214,757	$738,167	$695,500
Commercial Ingredients	28,226	24,636	87,420	78,125
Contract Manufacturing	20,630	21,514	69,652	64,545
Total	$281,779	$260,907	$895,239	$838,170

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

Through a review of our contracts, we determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. With the exception of our warehouse leases, none of our other leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 6.7 years.

It is our accounting policy not to apply lease recognition requirements to short-term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. We have also made the policy election to not separate lease and non-lease components for all leases.

The following table provides supplemental information related to operating lease right-of-use assets and liabilities:

	March 26, 2026	June 26, 2025	March 27, 2025	Affected Line Item in Consolidated Balance Sheets
Assets
Operating lease right-of-use assets	$25,768	$27,824	$28,871	Operating lease right-of-use assets
Total lease right-of-use assets	$25,768	$27,824	$28,871

Liabilities
Current:
Operating leases	$5,189	$4,515	$4,537	Other accrued expenses
Noncurrent:
Operating leases	21,933	24,224	25,304	Long-term operating lease liabilities
Total lease liabilities	$27,122	$28,739	$29,841

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 26, 2026	March 27, 2025	March 26, 2026	March 27, 2025
Operating lease costs (a)	$1,934	$1,833	$5,802	$5,546
Variable lease costs (b)	15	627	713	933
Total lease cost	$1,949	$2,460	$6,515	$6,479

(a)
Includes short-term leases, which are immaterial.
(b)
Variable lease costs consist of property taxes, sales tax and insurance.

Supplemental cash flow and other information related to leases were as follows:

	For the Thirty-Nine Weeks Ended
	March 26, 2026	March 27, 2025
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$4,743	$4,166

Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$1,725	$4,812

	March 26, 2026	June 26, 2025	March 27, 2025
Weighted average remaining lease term (in years)	5.0	5.7	5.9
Weighted average discount rate	6.7%	6.7%	6.7%

Maturities of operating lease liabilities as of March 26, 2026 are as follows:

Fiscal Year Ending
June 25, 2026 (excluding the thirty-nine weeks ended March 26, 2026)	$1,802
June 24, 2027	6,663
June 29, 2028	6,518
June 28, 2029	5,611
June 27, 2030	4,741
June 26, 2031	4,217
Thereafter	2,446
Total lease payments	31,998
Less imputed interest	(4,876)
Present value of operating lease liabilities	$27,122

On January 15, 2026, the Company executed a 10 year lease for the additional warehouse space of approximately 285,000 square feet in Huntley, IL. The original warehouse space of approximately two thirds of the building was leased starting in fiscal 2024 near our largest facility in Elgin, IL (the “Elgin Site”), and the execution of this lease will result in us renting the entire building. The warehouse as a whole will be primarily utilized to store finished goods inventory and as a distribution center along with light manufacturing. Since the lease for the remaining space has not yet commenced, approximately $17,851 of additional operating leases are not reflected in the Consolidated Balance Sheet and tables above. The lease for the remaining space in Huntley is scheduled to commence in the first quarter of fiscal 2027.

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

Leasing revenue is as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 26, 2026	March 27, 2025	March 26, 2026	March 27, 2025
Lease income related to lease payments	$252	$228	$725	$1,185

The future minimum, undiscounted fixed cash flows under non-cancelable tenant operating leases for each of the next five years and thereafter are as follows:

Fiscal Year Ending
June 25, 2026 (excluding the thirty-nine weeks ended March 26, 2026)	$323
June 24, 2027	1,397
June 29, 2028	831
June 28, 2029	765
June 27, 2030	757
June 26, 2031	763
Thereafter	1,887
$6,723

Note 4 – Inventories

Inventories consist of the following:

	March 26, 2026	June 26, 2025	March 27, 2025
Raw material and supplies	$104,047	$95,350	$117,142
Work-in-process and finished goods	148,573	159,250	140,656
Total	$252,620	$254,600	$257,798

Note 5 – Goodwill and Intangible Assets

Identifiable intangible assets that are subject to amortization consist of the following:

	March 26, 2026	June 26, 2025	March 27, 2025
Customer relationships	$21,350	$21,350	$21,350
Brand names	17,070	17,070	17,070
Product formulas	850	850	850
Non-compete agreement	300	300	300
	39,570	39,570	39,570
Less accumulated amortization:
Customer relationships	(21,350)	(21,179)	(21,094)
Brand names	(13,920)	(13,388)	(13,206)
Product formulas	(402)	(283)	(242)
Non-compete agreement	(300)	(292)	(288)
	(35,972)	(35,142)	(34,830)
Net intangible assets	$3,598	$4,428	$4,740

Customer relationships were amortized on an accelerated basis. The brand names remaining to be amortized consist of the Squirrel Brand and Southern Style Nuts brand names. The non-compete agreement became fully amortized in the second quarter of fiscal 2026.

Total amortization expense related to intangible assets, which is classified in “administrative expenses” in the Consolidated Statement of Comprehensive Income, was $212 and $830 for the quarter and thirty-nine weeks ended March 26, 2026, respectively. Amortization expense for the remainder of fiscal 2026 is expected to be approximately $212 and expected amortization expense the next five fiscal years is as follows:

Fiscal Year Ending
June 24, 2027	$847
June 29, 2028	677
June 28, 2029	496
June 27, 2030	400
June 26, 2031	400

Our net goodwill at March 26, 2026 was comprised of $9,650 from the fiscal 2018 Squirrel Brand acquisition and $2,100 from the fiscal 2023 Just the Cheese brand acquisition. The changes in the carrying amount of goodwill since June 27, 2024 are as follows:

Gross goodwill balance at June 27, 2024	$20,516
Accumulated impairment losses	(8,766)
Net goodwill balance at June 27, 2024	11,750
Goodwill acquired during fiscal 2025	—
Net balance at June 26, 2025	11,750
Goodwill acquired during fiscal 2026	—
Net balance at March 26, 2026	$11,750

Note 6 – Credit Facility

Our Amended and Restated Credit Agreement dated March 5, 2020, as amended most recently on June 16, 2025, provides for a $150,000 senior secured revolving credit facility (the “Credit Facility”) and has a maturity date of September 29, 2028. The Credit Facility is secured by our accounts receivable and inventory.

At March 26, 2026, we had $113,593 of available credit under the Credit Facility reflecting borrowings of $31,152 and reduced availability as a result of $5,255 in outstanding letters of credit. As of March 26, 2026, we were in compliance with all financial covenants under the Credit Facility.

Note 7 – Equipment Loan

On June 16, 2025, the Company entered into a financing agreement with Wells Fargo Bank, N.A. which allows the Company to finance up to $50,000 for the purchase of equipment to further expand our production capabilities, increase our efficiency and further enhance our product offerings to our customers (the “Equipment Loan”). The Equipment Loan is provided under a master loan agreement and related equipment schedules and is secured under a Security Agreement that provides for a first priority lien on all equipment and a second priority lien on our accounts receivable and inventory. The Company will be required to make sixty equal monthly payments comprised of principal and interest starting upon equipment acceptance and distribution of the final loan proceeds, which is expected to occur in the first half of fiscal 2027. The fixed interest rate (Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 1.49%) will be calculated at that point in time as well. The Equipment Loan contains a graded prepayment penalty if the loan is paid off within 36 months of commencement. The Company is making monthly interest-only payments of SOFR plus an applicable margin of 1.60% prior to the delivery and acceptance of the equipment and distribution of the final loan proceeds, which is being capitalized as part of the equipment acquisition cost.

As of March 26, 2026 and June 26, 2025 there was $38,923 and $9,265, respectively, of the debt obligation under the Equipment Loan outstanding. Interest capitalized was $478 and $1,194 for the quarter and thirty-nine weeks ended March 26, 2026, respectively. No interest was capitalized for the quarter and thirty-nine weeks ended March 27, 2025 because no significant project required such capitalization.

Note 8 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 26, 2026	March 27, 2025	March 26, 2026	March 27, 2025
Weighted average number of shares outstanding – basic	11,716,987	11,669,939	11,692,775	11,650,378
Effect of dilutive securities:
Restricted stock units	81,368	65,770	68,885	70,676
Weighted average number of shares outstanding – diluted	11,798,355	11,735,709	11,761,660	11,721,054

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for any periods presented.

Note 9 – Stock-Based Compensation Plans

The following is a summary of Restricted Stock Unit (“RSU”) activity for the first thirty-nine weeks of fiscal 2026:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 26, 2025	158,824	$72.77
Granted	90,496	$60.95
Vested (a)	(54,528)	$74.18
Forfeited	(6,609)	$74.60
Outstanding at March 26, 2026	188,183	$66.61

(a)
The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.

At March 26, 2026, there were 27,390 RSUs outstanding that were vested but deferred.

The following is a summary of Performance Stock Unit (“PSU”) activity for the first thirty-nine weeks of fiscal 2026:

Performance Stock Units (a)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 26, 2025	17,299	$76.79
Granted	12,499	$57.24
Vested	—	$—
Forfeited	(503)	$77.18
Outstanding at March 26, 2026	29,295	$68.45

(a)
The PSUs are presented based on achieving target performance. The PSUs vest approximately three years from the grant date, with the number of shares earned (ranging from 0% to 200% of the target award) depending on the extent to which we achieve certain performance metrics. Based on current expectations and performance against these metrics, we expect 12,499 PSUs to be earned and thus vest at the end of the applicable vesting periods. The final number of shares that will eventually be earned and vest (if any) has not yet been determined as of March 26, 2026.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 26, 2026	March 27, 2025	March 26, 2026	March 27, 2025
Stock-based compensation expense	$708	$835	$3,032	$3,486

As of March 26, 2026, there was $6,109 of total unrecognized compensation expense related to non-vested RSUs and PSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.7 years.

Note 10 – Retirement Plan

The Supplemental Employee Retirement Plan (“Retirement Plan”) is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service. The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 26, 2026	March 27, 2025	March 26, 2026	March 27, 2025
Service cost	$141	$129	$422	$387
Interest cost	389	362	1,167	1,084
Net periodic benefit cost	$530	$491	$1,589	$1,471

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	March 26, 2026	June 26, 2025	March 27, 2025
Carrying value of current and long-term debt:	$44,688	$15,630	$6,555
Fair value of current and long-term debt:	43,573	15,329	6,348

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

Depreciation expense was $6,825 and $20,384 for the quarter and thirty-nine weeks ended March 26, 2026, respectively and $6,426 and $18,814 for the quarter and thirty-nine weeks ended March 27, 2025, respectively.

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

The following tax law was enacted this fiscal year:

Public Law No. 119-21, commonly known as the One, Big, Beautiful Bill Act (the “Act”), was signed into law on July 4, 2025. The Act contains significant tax law changes with various effective dates affecting business taxpayers, including the Company. Among the tax law changes that will impact the Company relate to the acceleration of certain tax deductions including depreciation expense and research and development expenditures. This has led to lower cash tax payments in the near term combined with an increase in our deferred tax liability. The Company implemented the Act’s tax law changes in the first quarter of fiscal 2026. The Company does not anticipate any impact to its overall tax expense, but the Act will impact the allocation of tax expense between current and deferred.

Note 15 — Subsequent Event

On March 30, 2026, our Board of Directors declared a special cash dividend of $1.50 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “April 2026 Dividends”). The April 2026 Dividends will be paid on May 21, 2026 to stockholders of record as of the close of business on April 27, 2026.

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
•
References herein to the third quarter of fiscal 2026 and fiscal 2025 are to the quarters ended March 26, 2026 and March 27, 2025, respectively.
•
References herein to the first three quarters or first thirty-nine weeks of fiscal 2026 and fiscal 2025 are to the thirty-nine weeks ended March 26, 2026 and March 27, 2025, respectively.

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. We also manufacture and distribute a portfolio of snack and nutrition bars (“bars”), and market and distribute, and in most cases, manufacture or process, a diverse product line of other food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, granola, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products. We primarily sell our products under a variety of private brand names, as well as under our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names. Our products are sold through three core distribution channels, including food retailers in the consumer channel, commercial ingredient users and contract manufacturing customers.

Our Long-Range Plan defines our future growth priorities, focused on accelerating our private brand business with key customers in high-growth snacking categories, most notably private brand bars, while expanding branded distribution behind Orchard Valley Harvest and Fisher via insight-driven product and packaging innovation. Execution of this plan is anchored in delivering value-added solutions and high-quality, innovative products based on our extensive industry and consumer expertise. Growth in private brand bars will be supported by capacity expansion and a robust innovation pipeline, with continued focus on nutrition bars. For our branded nut and trail mix business, we are focused on attracting new consumers through product innovation, broader distribution across traditional and alternative channels and expanded purchasing occasions, including club stores and e-commerce. Promotional and advertising investments are being prioritized to drive branded volume growth, supported by an omni-channel strategy across recipe nuts, snack nuts and trail mix. Our Long-Range Plan includes growth through product and packaging innovation and targeted, opportunistic acquisitions. To support these initiatives, beginning in the second quarter of fiscal 2025 and continuing into fiscal 2027, we are making significant capital investments in equipment and infrastructure improvements to expand our production capabilities, improve efficiency and enhance product offerings for our customers.

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

Additional challenges include, higher food and input costs driven by increasing underlying commodity acquisition costs as well as the actual, potential or threatened U.S. and foreign tariffs on key commodities, raw materials and manufacturing equipment. Ongoing uncertainty around global conflict in the Middle East and interest rates may further impact economic growth and consumer spending resulting in reduced demand for private brand and branded snack products, including snack nuts, trail mix and bars. We also continue to operate amid intense industry competition, potential economic downturns in the markets in which we operate and ongoing supply chain volatility. To stay compliant with recent changes in employment laws across states where we operate and remain competitive in attracting qualified talent, we expect our labor costs to continue to increase.

Inflation and Consumer Trends

We continue to face changing marketplace trends that are impacting our categories. Retail prices across snack nuts and trail mix have generally risen due to increased commodity costs and evolving global trade agreements. These higher prices, paired with general economic uncertainty, are causing consumers to purchase fewer snack products. As a result, sales volumes for snack nuts, recipe nuts, trail mix and mainstream bars are declining for the Company and the industry overall. In addition, some of our larger snack food competitors have recently focused on lower prices for certain snack foods which could be a substitute for our products. Many consumers are shifting to private brands, more affordable nuts or bars or choosing snacks outside these categories altogether. Consumers are also shifting to more value-focused retailers, such as mass merchandising retailers and club stores, not all of which we distribute or sell to. Additionally, emerging health and wellness trends, use of GLP-1 drugs and other consumer health priorities may also impact consumers' purchasing behavior, including decreased purchasing of snack foods. In response, we are focusing on our strengths by leveraging our expertise in snack nut and trail mix and bars categories, improving efficiency, innovating in product and packaging and carefully managing trade spending and pricing to support our products.

Tariffs, Supply Chain and Transportation

Global supply chain pressures have eased compared to past fiscal years. However, intermittent challenges, delays and extended lead-times still exist for certain raw materials and inputs. Overall packaging and ingredient inflation appears to have moderated during fiscal 2026. However there is still uncertainty within the supply chain from the U.S. government's tariffs policy on imports from foreign countries and corresponding retaliatory tariffs from foreign countries. Any incremental import tariffs will increase the cost of certain raw materials we use in our business, and our financial performance may be adversely impacted if we cannot pass on the cost increases in the form of price increases to our customers. In November 2025, the U.S. government removed tariffs for several food categories, including cocoa and cashews among others, which have no domestic production.

In February 2026, the U.S. Supreme Court ruled that tariffs imposed by executive order under the International Emergency Economic Powers Act exceeded U.S. Presidential authority. Subsequently, the Court of International Trade ordered U.S. Customs and Border Patrol to develop a framework for refunding such tariffs. Following the Supreme Court ruling, the President implemented a temporary worldwide baseline tariff of 10% under Section 122 of the Trade Act of 1974 (the “Trade Act”). These tariffs are time limited and set to expire in early fiscal 2027 if they are not extended by act of Congress. In March 2026, the US Trade Representative launched two investigations under Section 301 of the Trade Act into numerous trading partners which may build the legal foundation to impose or expand tariffs for those countries. The ultimate impact of tariffs may be difficult to predict as their amount and duration are uncertain, making our planning process more difficult. The threat of tariffs may also have adverse implications to our business and the business of our suppliers and customers. We typically are not the importers of record for commodities that we procured from non-U.S. sources. It is uncertain when or if any eventual tariff refunds our vendors receive may be passed onto us. We are the importers of record for the capital equipment we are purchasing from European vendors and have paid approximately $4.0 million in tariffs on equipment thus far. Due to the uncertainty of any future refund, we have not yet recorded a receivable for these tariffs paid. We are monitoring ongoing developments with respect to the refund process and have taken and intend to take appropriate steps to file a refund claim during the fourth quarter of fiscal 2026.

While we do not have direct exposure to suppliers in Russia, Ukraine, Iran or Israel, the conflicts and prospects for conflict in these regions could continue to result in volatile commodity markets, supply chain disruptions and increased costs, including energy and shipping costs.

Trucking capacity continues to slowly decline, potentially leading to further instability in the transportation industry. While indicators suggest transportation prices are stabilizing, the overall transportation environment remains unpredictable. Additionally, fuel prices have been unpredictable and may vary depending on economic activity in the areas where we ship and receive goods as well as prevailing oil prices. We have seen fuel prices increase due to recent military operations in Iran, which have led to significant spikes in crude oil. Fuel prices could continue to remain volatile as the conflict persists.

Among our most significant ingredient requirements are cocoa products, dried fruits, sweeteners, vegetable oils, rolled oats, flour and dairy. Many of these materials and their associated costs are subject to price fluctuations from several factors, including changing commodity markets, other market conditions, demand for raw materials, weather, growing and harvesting conditions, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), ongoing political instability and other factors beyond our control.

The cocoa supply-demand outlook is improving following consecutive years of supply deficits, while consumption has declined due to elevated price levels over the past two years. Additionally, as costs increase due to these circumstances or due to overall inflationary pressures, there is a further risk we cannot pass (in part or in full) such potential cost increases on to our customers or in a timely manner. If we cannot align our input costs with prices for our products, our financial performance could be adversely impacted.

We focus on remaining agile by identifying risks proactively, modifying inventory and production plans and diversifying our supplier base to mitigate risk of customer order shortages and our supply chain. We continue to proactively manage our business in response to the evolving global economic environment and related uncertainties and intend to take steps to further mitigate impacts to our supply chain as they develop. If unforeseen supply chain pressures emerge or worsen, or we cannot obtain the transportation and labor services needed to obtain raw materials or fulfill customer orders, such shortages and supply chain issues could have an unfavorable impact on net sales and our operations in the remaining quarter of fiscal 2026.

QUARTERLY HIGHLIGHTS

Our net sales of $281.8 million for the third quarter of fiscal 2026 increased $20.9 million, or 8.0%, from our net sales of $260.9 million for the third quarter of fiscal 2025. Net sales for the first thirty-nine weeks of fiscal 2026 increased by $57.1 million, or 6.8%, to $895.2 million compared to the first thirty-nine weeks of fiscal 2025.

Sales volume, measured as pounds sold to customers, decreased 0.3% compared to the third quarter of fiscal 2025. Sales volume for the first thirty-nine weeks of fiscal 2026 decreased 3.7% compared to the first thirty-nine weeks of fiscal 2025.

Gross profit decreased $2.1 million, and our gross profit margin, as a percentage of net sales, decreased to 19.1% for the third quarter of fiscal 2026, compared to 21.4% for the third quarter of fiscal 2025. Gross profit increased $12.3 million, and our gross profit margin increased to 18.7% from 18.5% for the first thirty-nine weeks of fiscal 2026 compared to the first thirty-nine weeks of fiscal 2025.

Total operating expenses for the third quarter of fiscal 2026 increased by $2.3 million, or 8.3%, compared to the third quarter of fiscal 2025. As a percentage of net sales, total operating expenses was 10.6% for both the third quarter of fiscal 2026 and fiscal 2025. Total operating expenses for the first thirty-nine weeks of fiscal 2026 increased by $0.1 million, or 0.2%, compared to the first thirty-nine weeks of fiscal 2025. As a percentage of net sales, total operating expenses for the first thirty-nine weeks of fiscal 2026 decreased to 10.1% from 10.8% for the first thirty-nine weeks of fiscal 2025.

The total value of inventories on hand at the end of the third quarter of fiscal 2026 decreased $5.2 million, or 2.0%, compared to the total value of inventories on hand at the end of the third quarter of fiscal 2025.

We have seen acquisition costs for most major nut types, except for walnuts and peanuts, increase in the 2025 crop year (which falls into our current 2026 fiscal year). We completed procurement of inshell walnuts during the first half of fiscal 2026 and the final total payments due to our walnut growers were determined in the current quarter. The final prices paid, and remaining to be paid to the walnut growers, were based upon current market prices and other factors, such as crop size and export demand. A large majority of payments to walnut growers were completed in the third quarter of fiscal 2026. Remaining amounts to be paid to walnut growers as of March 26, 2026 are final and are not subject to revision. We decreased our walnut grower liability by approximately $2.8 million during the third quarter of fiscal 2026, as the final payments due to walnut growers are slightly less than the amounts estimated at the end of the second quarter. This decrease is insignificant compared to our total inshell walnut procurement costs for the year, and the portion of the adjustment to cost of sales was immaterial to our results of operations.

RESULTS OF OPERATIONS

Net Sales

In the third quarter of fiscal 2026, our net sales increased 8.0% to $281.8 million, compared to net sales of $260.9 million for the third quarter of fiscal 2025. The net sales increase was primarily driven by an 8.3% increase in weighted average selling price per pound, which was primarily due to pricing actions taken in response to higher commodity acquisition costs for all major tree nuts and peanuts as well as a shift in product mix toward higher priced items in the current quarter. Sales volume, which is defined as pounds sold to customers, remained essentially flat. Sales volume declined for substantially all major product types in the third quarter but increased for walnuts, pecans and mixed nuts.

For the first thirty-nine weeks of fiscal 2026 our net sales were $895.2 million, an increase of $57.1 million, or 6.8%, compared to the same period of fiscal 2025. The increase in net sales was attributable to an 11.0% increase in the weighted average selling price per pound, which was primarily due to pricing actions taken in response to higher commodity acquisition costs for all major tree nuts. Sales volume decreased 3.7% compared to the same period in the prior fiscal year. Sales volume declined for substantially all major product types but increased for walnuts, pecans and peanuts.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Product Type	March 26, 2026	March 27, 2025	March 26, 2026	March 27, 2025
Peanuts & Peanut Butter	15.9%	16.6%	15.2%	16.1%
Pecans	6.8	6.4	10.4	10.1
Cashews & Mixed Nuts	18.8	18.3	18.5	17.6
Walnuts	6.3	4.3	6.9	4.7
Almonds	8.3	7.7	7.4	7.1
Trail & Snack Mixes	25.3	25.1	24.0	24.3
Bars	12.9	15.3	12.1	14.1
Other	5.7	6.3	5.5	6.0
Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	March 26, 2026	Percentage of Total	March 27, 2025	Percentage of Total	$ Change	% Change
Consumer (1)	$232,923	82.7%	$214,757	82.4%	$18,166	8.5%
Commercial Ingredients	28,226	10.0	24,636	9.4	3,590	14.6%
Contract Manufacturing	20,630	7.3	21,514	8.2	(884)	(4.1)%
Total	$281,779	100.0%	$260,907	100.0%	$20,872	8.0%

(1)
Sales of branded products were approximately 13% of total consumer sales for both the third quarter of fiscal 2026 and fiscal 2025. Fisher branded products were approximately 53% and 56% of branded sales during the third quarter of fiscal 2026 and fiscal 2025, respectively, with Orchard Valley Harvest and Southern Style Nuts branded products accounting for the majority of the remaining branded product sales.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Thirty-Nine Weeks Ended
Distribution Channel	March 26, 2026	Percentage of Total	March 27, 2025	Percentage of Total	$ Change	% Change
Consumer (1)	$738,167	82.4%	$695,500	83.0%	$42,667	6.1%
Commercial Ingredients	87,420	9.8	78,125	9.3	9,295	11.9%
Contract Manufacturing	69,652	7.8	64,545	7.7	5,107	7.9%
Total	$895,239	100.0%	$838,170	100.0%	$57,069	6.8%

(1)
Sales of branded products were approximately 16% and 17% of total consumer sales during the first thirty-nine weeks of fiscal 2026 and fiscal 2025, respectively. Fisher branded products were approximately 68% and 63% of branded sales during the first thirty-nine weeks of fiscal 2026 and fiscal 2025, respectively, with Orchard Valley Harvest and Southern Style Nuts branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased $18.2 million, or 8.5%, and sales volume decreased 4.5% in the third quarter of fiscal 2026, compared to the third quarter of fiscal 2025. The sales volume decrease was driven by a 5.3% decrease in private brand sales volume due to lower volume in bars while nuts and trail mix sales volume remained relatively flat. Bar sales were impacted by continued category softness at a mass merchandise retailer. Our strategic decision to reduce sales to a grocery store retailer also contributed to the overall decline in bar volume. Nuts and trail mix volume was impacted by elevated retail prices, reduced promotional activity and discontinuation of underperforming items. These declines were largely offset by new private brand walnut business with an existing customer and increased sales resulting from promotional pricing on walnuts and peanuts at an online retailer. Branded sales volume increased 3.3% due to limited opportunistic orders of Orchard Valley Harvest at a major non-food customer.

In the first thirty-nine weeks of fiscal 2026, net sales in the consumer distribution channel increased $42.7 million, or 6.1%, and sales volume decreased 6.1% compared to the same period of fiscal 2025. The sales volume decrease was driven by a 5.5% decrease in private brand sales volume due to lower volume in bars, nuts and trail mix, and peanut butter. Private brand bars declined due the reasons cited in the quarterly comparison. Nuts and trail mix volume was impacted by the reasons cited in the quarterly comparison. Peanut butter declined primarily due to a product discontinuation at a mass merchandiser. Branded sales volume decreased 10.2% due to lost distribution of Orchard Valley Harvest at a major non-food customer.

Net sales in the commercial ingredients distribution channel increased $3.6 million, or 14.6%, and sales volume increased by 14.3% in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. The sales volume increase was due to higher food services sales at existing customers and sales to two new customers. Increased sales of peanut crushing stock also contributed to the overall growth.

In the first thirty-nine weeks of fiscal 2026, net sales in the commercial ingredients distribution channel increased $9.3 million, or 11.9%, and sales volume increased 8.6% compared to the same period of fiscal 2025. The sales volume increase was due to the reasons cited in the quarterly comparison.

Net sales in the contract manufacturing distribution channel decreased $0.9 million, or 4.1%, and sales volume increased 16.5% in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. The increase in sales volume was primarily driven by increased sales to a customer added during the second quarter of fiscal 2025. This customer currently provides the majority of the raw ingredients for these products, and the Company processes and packages these products. This increase was partially offset by decreased granola sales volume.

In the first thirty-nine weeks of fiscal 2026, net sales in the contract manufacturing distribution channel increased $5.1 million, or 7.9%, and sales volume decreased 1.0% compared to the same period of fiscal 2025. The sales volume decrease was due to decreased granola sales volume and lower peanut butter sales volume to a major customer. This was largely offset by increased snack nut sales cited in the quarterly comparison.

Gross Profit

Gross profit decreased $2.1 million, or 3.8%, to $53.8 million for the third quarter of fiscal 2026, compared to $55.9 million for the third quarter of fiscal 2025. The decrease in gross profit was primarily due to significantly lower inventory valuation adjustments compared to the third quarter of fiscal 2025, which was partially offset by higher net sales. Our gross profit margin, as a percentage of net sales, decreased to 19.1% for the third quarter of fiscal 2026 compared to 21.4% for the third quarter of fiscal 2025, mainly due to the factors mentioned previously.

Gross profit was $167.0 million for the first thirty-nine weeks of fiscal 2026 compared to $154.7 million for the first thirty-nine weeks of fiscal 2025 due to pricing more closely aligned with commodity acquisition costs and a one time pricing concession in the first quarter of fiscal 2025 for a bars customer which did not recur in fiscal 2026. Our gross profit margin, as a percentage of net sales, increased to 18.7% for the first thirty-nine weeks of fiscal 2026 compared to 18.5% for the first thirty-nine weeks of fiscal 2025.

Operating Expenses

Total operating expenses for the third quarter of fiscal 2026 increased $2.3 million, or 8.3%, to $30.0 million. Operating expenses were 10.6% of net sales for both the third quarter of fiscal 2026 and fiscal 2025.

Selling expenses for the third quarter of fiscal 2026 were $19.3 million, an increase of $0.6 million, or 3.4%, from the third quarter of fiscal 2025. The increase was driven by a $1.5 million increase in incentive compensation expense and $0.3 million increase in commissions expense. These increases were largely offset by a $0.6 million decrease in rent expense and a $0.5 million decrease in salary expenses.

Administrative expenses for the third quarter of fiscal 2026 increased $1.7 million, or 18.3%, to $10.7 million, compared to $9.1 million for the third quarter of fiscal 2025. The increase was due to a $2.7 million increase in incentive compensation expense. The increase was slightly offset by a $0.5 million gain on the sale of non-core equipment, a $0.3 million decrease in food donations and a $0.2 million decrease in equity compensation.

Total operating expenses for the first thirty-nine weeks of fiscal 2026 increased slightly to $90.3 million. Operating expenses as a percentage of net sales decreased to 10.1% for the first thirty-nine weeks of fiscal 2026, compared to 10.8% for the first thirty-nine weeks of fiscal 2025.

Selling expenses for the first thirty-nine weeks of fiscal 2026 were $58.3 million, a decrease of $2.8 million, or 4.6%, from the first thirty-nine weeks of fiscal 2025. The decrease was driven primarily by a $2.0 million decrease in advertising and consumer insight research expense, a $1.5 million decrease in salary expense, a $1.4 million decrease in third-party warehouse costs and a $1.0 million decrease in freight expense. These were partially offset by a $3.2 million increase in incentive compensation expense.

Administrative expenses for the first thirty-nine weeks of fiscal 2026 increased $2.9 million, or 10.1%, to $32.0 million compared to the first thirty-nine weeks of fiscal 2025. The increase was primarily due to a $5.6 million increase in incentive compensation expense. This was partially offset by a $1.1 million favorable change in gain/loss on asset disposals, a $0.7 million decrease in personnel and recruitment expenses and a $0.5 million decrease in salary and equity compensation expenses.

Income from Operations

Due to the factors discussed above, income from operations was $23.8 million, or 8.4% of net sales, for the third quarter of fiscal 2026, compared to $28.2 million, or 10.8% of net sales, for the third quarter of fiscal 2025.

Due to the factors discussed above, income from operations was $76.8 million, or 8.6% of net sales, for the first thirty-nine weeks of fiscal 2026, compared to $64.6 million, or 7.7% of net sales, for the first thirty-nine weeks of fiscal 2025.

Interest Expense

Interest expense was $0.5 million for the third quarter of fiscal 2026, compared to $1.1 million for the third quarter of fiscal 2025 due to lower average line of credit debt levels.

Interest expense was $2.0 million for the first thirty-nine weeks of fiscal 2026, compared to $2.3 million for the first thirty-nine weeks of fiscal 2025.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.6 million for both the third quarter of fiscal 2026 and fiscal 2025.

Net rental and miscellaneous expense was $1.7 million for the first thirty-nine weeks of fiscal 2026, compared to $1.4 million for the first thirty-nine weeks of fiscal 2025, primarily due to the departure of a tenant upon lease expiration at our Elgin Site.

Pension Expense (Excluding Service Costs)

Pension expense (excluding service costs) was $0.4 million for both the third quarter of fiscal 2026 and fiscal 2025.

Pension expense (excluding service costs) was $1.2 million for the first thirty-nine weeks of fiscal 2026, compared to $1.1 million for the first thirty-nine weeks of fiscal 2025.

Income Tax Expense

Income tax expense was $5.4 million, or 24.4% of income before income taxes, for the third quarter of fiscal 2026, compared to $6.0 million, or 22.9% of income before income taxes, for the third quarter of fiscal 2025. The increase in the effective tax rate is primarily due to an increase in the disallowed deduction related to officer compensation.

Income tax expense was $18.3 million, or 25.5% of income before income taxes, for the first thirty-nine weeks of fiscal 2026 compared to $14.3 million, or 24.0% of income before income taxes, for the first thirty-nine weeks of fiscal 2025. The increase in the effective tax rate is primarily due to the reason cited in the quarterly comparison.

Net Income

Net income was $16.8 million, or $1.44 per common share basic and $1.43 per common share diluted, for the third quarter of fiscal 2026, compared to $20.2 million, or $1.73 per common share basic and $1.72 per common share diluted, for the third quarter of fiscal 2025.

Net income was $53.5 million, or $4.58 per common share basic and $4.55 per common share diluted, for the first thirty-nine weeks of fiscal 2026, compared to $45.4 million, or $3.90 per common share basic and $3.87 per common share diluted, for the first thirty-nine weeks of fiscal 2025.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Long-Range Plan through growing our branded and private brand nut and bar businesses, consummate and integrate business acquisitions, return cash to our stockholders through dividends, repay indebtedness and pay amounts owed under the Retirement Plan. Also, various uncertainties, including cost uncertainties, could result in additional or unexpected uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. Beginning in fiscal 2025 and continuing into fiscal 2027, we will invest approximately $90.0 million in capital expenditures and related expenses, excluding any applicable tariffs, to acquire and install equipment, and make related infrastructure improvements to expand our production capabilities, increase our efficiency and further enhance our product offerings to our customers. Approximately half of these expenditures are payable to equipment vendors located in Europe, and most of those payments will be denominated in foreign currency. Due to the potential for unfavorable changes in foreign currency exchange rates, the ultimate cost of such equipment purchases could increase. In fiscal 2025, we obtained an equipment loan to finance a portion of this capital investment and intend to fund the remainder with borrowings under our Credit Facility or with available cash generated from our operations. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility and the Equipment Loan (as defined below) will be sufficient to fund our operations and capital expenditures for the next twelve months. Our available credit under our Credit Facility has allowed us to reinvest in the Company through capital expenditures, develop new products, pay cash dividends, consummate strategic investments and business acquisitions and explore other growth strategies outlined in our Long-Range Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts, nut products and other commodities or other input materials we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first three quarters of 2026 and 2025, respectively (dollars in thousands):

	March 26, 2026	March 27, 2025	$ Change
Operating activities	$94,822	$(5,986)	$100,808
Investing activities	(67,478)	(37,341)	(30,137)
Financing activities	(26,638)	44,138	(70,776)
Total change in cash	$706	$811	$(105)

Operating Activities Net cash provided by operating activities was $94.8 million for the first thirty-nine weeks of fiscal 2026 compared to cash used of $6.0 million for the comparative period of fiscal 2025. The increase in operating cash flow was primarily due to changes in working capital, primarily decreased inventory and increased accrued expenses, and a higher net income.

Total inventories were $252.6 million at March 26, 2026, a decrease of $2.0 million, or 0.8%, from the inventory balance at June 26, 2025, and a decrease of $5.2 million, or 2.0%, from the inventory balance at March 27, 2025. The decrease in inventories at March 26, 2026 compared to June 26, 2025 was due primarily to lower on-hand quantities of bars, partially offset by higher commodity acquisition costs for pecans and higher on-hand quantities of pecans and peanuts. The decrease in inventories at March 26, 2026 compared to March 27, 2025 was due primarily to lower acquisition costs for walnuts and peanuts, as well as lower on-hand quantities of pecans, walnuts and almonds. These decreases were partially offset by the impact of higher pecan acquisition costs and increased on-hand quantities of peanuts.

Raw nut and dried fruit input stocks, some of which are classified as work-in-process, decreased 10.5 million pounds, or 15.3%, at March 26, 2026 compared to March 27, 2025 due to lower quantities of pecans, walnuts and almonds on hand. This reduction was offset partially by higher quantities of peanuts on hand. The weighted average cost per pound of raw nut input stocks on hand at the end of the third quarter of fiscal 2026 increased 10.5% compared to the end of the third quarter of fiscal 2025, primarily due to higher acquisition costs for pecans and almonds, partially offset by lower acquisition cost of walnuts and peanuts.

Investing Activities Cash used in investing activities was $67.5 million during the first thirty-nine weeks of fiscal 2026, compared to $37.3 million for the same period last year. Capital asset purchases were $69.0 million during the first thirty-nine weeks of fiscal 2026, compared to $37.2 million for the first thirty-nine weeks of fiscal 2025. Slightly offsetting the fiscal 2026 cash outflows for capital asset purchases was $1.1 million of net life insurance proceeds received from existing life insurance contracts and $0.5 million received on sale of non-core equipment. We expect total capital expenditures for equipment purchases and upgrades for fiscal 2026 to be approximately $95.0 million based on current foreign currency exchange rates and tariff expectations. This includes substantially all capital expenditures needed for the planned purchase of equipment to expand our production capabilities and related infrastructure improvements as described above, facility maintenance, food safety enhancements and expansion needs for our bars business. We expect to fund these capital purchases through a combination of borrowings under our existing Credit Facility, use of available cash from our operations and an equipment loan financing arrangement obtained in fiscal 2025. Absent any additional material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under the Credit Facility and our equipment loan financing, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used in financing activities was $26.6 million during the first thirty-nine weeks of fiscal 2026, compared to cash provided of $44.1 million for the same period last year. Net repayments under our Credit Facility were $26.4 million during the first thirty-nine weeks of fiscal 2026, compared to net borrowings of $69.2 million for the first thirty-nine weeks of fiscal 2025. Equipment loan proceeds received were $29.7 million in the first thirty-nine weeks of fiscal 2026. Dividends paid in the first thirty-nine weeks of fiscal 2026 were approximately $4.8 million more than dividends paid in the same period last year.

Real Estate Matters

In April 2024, the Company executed a 7.5 year lease for approximately 445,000 square feet of warehouse space. The warehouse is located in Huntley, IL near the Elgin Site and is primarily utilized to store finished goods inventory and as a distribution center along with light manufacturing. On January 15, 2026, the Company executed a 10 year lease for the additional warehouse space of approximately 285,000 square feet at the Huntley location.

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

At March 26, 2026, the weighted average interest rate for the Credit Facility was 5.6%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment and refinancing of indebtedness (if such prepayment or refinancing, among other things, is of indebtedness under the equipment loan or of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The lenders under the Credit Facility have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility. As of March 26, 2026, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At March 26, 2026, we had $113.6 million of available credit under the Credit Facility. If this entire amount were borrowed at March 26, 2026, we would still be in compliance with all restrictive covenants under the Credit Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026 and the base monthly lease amount increased to approximately $114,000. On December 30, 2025 we exercised the final remaining five-year renewal option which extended the lease term to September 2031. The base monthly lease payment will increase to approximately $121,000 beginning in October 2026. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of March 26, 2026, $5.8 million of the debt obligation was outstanding.

Equipment Loan

On June 16, 2025, the Company entered into a financing agreement with Wells Fargo Bank, N.A. which allows the Company to finance up to $50.0 million for the purchase of equipment to further expand our production capabilities, increase our efficiency and further enhance our product offerings to our customers (the “Equipment Loan”). The Equipment Loan is provided under a master loan agreement and related equipment schedule(s) and is secured under a Security Agreement that provides for a first priority lien on all equipment and a second priority lien on our accounts receivable and inventory. The Company will be required to make sixty equal monthly payments comprised of principal and interest starting upon distribution of the final loan proceeds which is expected to occur in the first half of fiscal 2027. The fixed interest rate (SOFR plus an applicable margin of 1.49%) will be calculated at that point in time as well. The Equipment Loan contains a graded prepayment penalty if the loan is paid off within 36 months of commencement. The Company will make monthly interest-only payments of SOFR plus an applicable margin of 1.60% prior to the delivery and acceptance of the equipment and distribution of the final loan proceeds, which will be capitalized as part of the equipment acquisition cost. As of March 26, 2026, $38.9 million of the debt obligation under the Equipment Loan was outstanding.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 26, 2025.

Recent Accounting Pronouncements

Refer to Note 14 – “Recent Accounting Pronouncements and Tax Legislation” of the Notes to Consolidated Financial Statements, contained in Part I, Item 1 of this form 10-Q, for a discussion of recently issued and adopted accounting pronouncements.

FORWARD LOOKING STATEMENTS

Some of the statements in this release are forward-looking. These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) sales activity for the Company’s products, such as a decline in sales to one or more key customers, or to customers or in the nut and bars categories generally, in some or all channels, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (ii) changes in the availability and costs of raw materials and ingredients due to global conflict, tariffs and other import restrictions and the impact of fixed price commitments with customers; (iii) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (v) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures; (vi) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (vii) the ability of the Company to control costs (including inflationary costs) and manage shortages or other disruptions in areas such as inputs, transportation and labor; (viii) uncertainty in economic conditions, including the potential for inflation or economic downturn leading to decreased consumer demand; (ix) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control, including the impact of tariff refunds with respect to us and our customers; (x) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xi) losses due to significant disruptions at any of our production or processing facilities, our inability to meet or fulfill customer orders on a timely basis, if at all, or employee unavailability due to labor shortages; (xii) the ability to implement our Long-Range Plan, including growing our branded and private brand product sales, diversifying our product offerings (including by the launch of new products) and expanding into alternative sales channels; (xiii) technology disruptions or failures or the occurrence of cybersecurity incidents or breaches; (xiv) the inability to protect the Company’s brand value, intellectual property or avoid intellectual property disputes; and (xv) our ability to manage the impacts of changing weather patterns on raw material availability due to climate change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I - Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2025.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 26, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 26, 2026, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 26, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 11 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties that could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 26, 2025. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 26, 2025 or during the first thirty-nine weeks of fiscal 2026.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2025.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

During the quarter ended March 26, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

*10.7

Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle) (incorporated by reference from Exhibit 10.13 to the Form 10-Q for the quarter ended December 28, 2023)

*10.8

Form of Employee Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle) (incorporated by reference from Exhibit 10.14 to the Form 10-Q for the quarter ended December 28, 2023)

*10.9

Form of Employee Performance Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle) (incorporated by reference from Exhibit 10.15 to the Form 10-Q for the quarter ended December 28, 2023)

*10.10

Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2025 and 2026 awards cycles) (incorporated by reference from Exhibit 10.16 to the Form 10-Q for the quarter ended December 26, 2024)

*10.11

Form of Employee Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2025 and 2026 awards cycles) (incorporated by reference from Exhibit 10.17 to the Form 10-Q for the quarter ended December 26, 2024)

*10.12

Form of Employee Performance Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2025 awards cycle) (incorporated by reference from Exhibit 10.18 to the Form 10-Q for the quarter ended December 26, 2024)

*10.13

Form of Employee Performance Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2026 awards cycle) (incorporated by reference from Exhibit 10.13 to the From 10-Q for the quarter ended December 25, 2025)

10.14

Amended and restated Credit Agreement dated as of March 5, 2020, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 11, 2020)

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

*10.18

Separation Benefits & General Release Agreement, effective August 5, 2025, between John B. Sanfilippo & Son, Inc. and Gina Lakatos (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on August 18, 2025)

*10.19

Nonqualified Deferred Compensation Plan Adoption Agreement of the Company dated as of November 22, 2022 (incorporated by reference from Exhibit 10.18 to the Form 10-Q for the quarter ended December 29, 2022)

*10.20

John B. Sanfilippo & Son, Inc. Nonqualified Deferred Compensation Plan dated as of November 22, 2022 (incorporated by reference from Exhibit 10.19 to the Form 10-Q for the quarter ended December 29, 2022)

*10.21

Separation Benefits & General Release Agreement, December 19, 2025, between John B. Sanfilippo & Son, Inc. and Jim Valentine (incorporated by reference from Exhibit 10.21 to the From 10-Q for the quarter ended December 25, 2025)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2026.

JOHN B. SANFILIPPO & SON, INC.

By
/s/ Frank S. Pellegrino
Frank S. Pellegrino
Chief Financial Officer, Executive Vice President, Finance and Administration