Form 10-K
period 2026-06-25
SANFILIPPO JOHN B & SON INC
filed 2026-08-19
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2026

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

The aggregate market value of the voting Common Stock held by non-affiliates was $646,700,554 as of December 25, 2025 (8,949,634 shares at $72.26 per share).

As of August 13, 2026, 9,096,055 shares of the registrant’s Common Stock, $.01 par value (“Common Stock”) and 2,597,426 shares of the registrant’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding. The Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 28, 2026 are incorporated by reference into Part III of this Form 10-K.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-K

FOR THE YEAR ENDED JUNE 25, 2026

PART I

Item 1 — Business

a. General Development of Business

John B. Sanfilippo & Son, Inc. was formed as a corporation under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used throughout this annual report on Form 10-K (this “Report”), unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•
References herein to fiscal 2027 are to the fiscal year ending June 24, 2027.
•
References herein to fiscal 2026, fiscal 2025 and fiscal 2024 are to the fiscal years ended June 25, 2026, June 26, 2025 and June 27, 2024, respectively.

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

Our manufacturing experience, operations knowledge and product reputation in the tree nut and peanut private brand business has allowed us to launch and expand our private brand bars business over the past five years. We believe there are significant growth opportunities in the private brand bar business as well as opportunities for us to bring our experience in the snack category and innovation to expand our private brand bar business. We have made capital investments to support and expand the bar business in the last two fiscal years.

Our brands are some of the most well-recognized in the packaged food industry. In recent years, we have developed Fisher recipe nuts among the leading brands in the category through strong marketing campaigns, merchandising, and promotional support to retailers. We launched innovation with our Orchard Valley Harvest and increased distribution on our Fisher snack nut brands and also expanded into alternative channels with Southern Style Nuts and Squirrel Brand. Our branded and private brand products are sold through the major distribution channels to significant buyers of nuts, including food and other retailers (both brick and mortar and e-commerce), commercial ingredient users and contract manufacturing customers. Selling through multiple distribution channels allows us to generate multiple revenue opportunities for the products we process. For example, pecan halves could be sold to food retailers under our Fisher brand, and pecan pieces could be sold to commercial ingredient users. We process and sell all major nut types consumed in the United States, including peanuts, pecans, cashews, walnuts and almonds (our major nut types). These are sold in a wide variety of innovative packaging, which provides our customers a complete nut product offering.

(ii) Principal Products

Our principal products are raw and processed nuts and bars. Including trail and snack mixes, these nut and bar products accounted for approximately 93% of our gross sales for fiscal 2026, and 92% for fiscal 2025 and fiscal 2024. The nut product line includes almonds, pecans, peanuts, walnuts, cashews, macadamia nuts, pistachios, pine nuts and filberts. Our nut products are sold in numerous package styles and sizes, and we offer our nut products in a variety of different styles and seasonings. The bar product line includes chewy granola, fruit and grain, sweet and salty, dipped chewy granola, crunchy, energy, fiber, nut, fig and protein bars. We sell our products domestically to retailers and wholesalers as well as to commercial ingredient and contract manufacturing customers. For more information about our revenues in our various distribution channels, see Part II, Item 8 — “Financial Statements and Supplementary Data”.

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

(iii) Customers and Channels

We sell our products to approximately 200 customers through the consumer, commercial ingredient and contract manufacturing distribution channels. The consumer channel is our largest channel by sales and supplies nut-based and bar products, including consumer-packaged products, to retailers in the United States including supermarket chains, wholesalers, supercenters, internet retailers and other retail outlets. We sell products through the consumer channel under our brand names, including the Fisher, Orchard Valley Harvest, Squirrel Brand, and Southern Style Nuts brands, as well as under our customers’ private brands. The commercial ingredient channel supplies nut-based products to other manufacturers to use as ingredients in their final food products such as bakery, confection and cereal. This channel produces nut-based products that are customized to the specifications of chefs, national restaurant chains, foodservice distributors, fast food chains and hotel kitchens. We sell products through the commercial ingredient channel under our Fisher brand and our customers’ private brands. Our contract manufacturing channel primarily processes and packages nut and fruit-based snacks for other food companies under their brand names and in accordance with their specifications.

We are dependent on a few significant customers for a majority of our total net sales, particularly in the consumer channel. Net sales to Walmart Inc. accounted for approximately 41% of our net sales for fiscal 2026, 40% of our net sales for fiscal 2025 and 39% of our net sales for fiscal 2024. Net sales to Target Corporation accounted for approximately 12% of our net sales for fiscal 2026, 11% for fiscal 2025 and 13% for fiscal 2024. No other customer accounted for more than 10% of net sales for any period presented.

(iv) Sales and Distribution

We market our products through our own sales department and through a network of approximately 55 independent brokers, independent distributors and suppliers, including group purchasing organizations.

The majority of our products are shipped from our production facilities to our Huntley, Illinois warehouse and distribution center, and onto our customers by contract and common carriers.

We also operate a retail store at our Elgin headquarters. This store sells Fisher snack and recipe products, Orchard Valley Harvest, Squirrel Brand and Southern Style Nut products, bulk foods and other food products, produced by us and other vendors directly to consumers.

(v) Marketing

Marketing strategies are developed for each distribution channel and focus primarily on branded products. Branded consumer efforts concentrate on building brand awareness, developing, identifying and introducing new products, attracting new customers and increasing distribution and consumption in the snack nut, recipe nut and produce categories. Private brand and commercial ingredient channel efforts are focused on category management, new product identification and commercialization, brand awareness and merchandising support.

A significant portion of our branded marketing efforts are focused on compelling consumer campaigns that include advertisements (e.g., online video, social and influencer activations and partnerships, search engine marketing and media partnerships), product sampling and coupon offers. Shipper display units and other point of sale promotions are utilized in retail stores in an effort to gain additional temporary product placement and to drive sales volume. We work with third-party information agencies, such as Circana, to monitor the effectiveness of our marketing and measure product growth in comparison to our competition and the product category.

Commercial ingredient trade promotion typically includes periodically attending regional and national trade shows, trade publication advertising and direct marketing efforts. These promotional efforts highlight our processing capabilities, broad product portfolio, product customization and packaging innovation.

Through participation in several trade associations, funding of industry research and sponsorship of educational programs, we support efforts to increase awareness of the health benefits, convenience and versatility of nuts as both a snack and a recipe ingredient among existing and future consumers of nuts. We also manufacture trail mixes and bars that are designed to give our customers and their families options in their snacking choices that range from healthy to indulgent. We expect to continue our participation and funding with trade associations and groups to focus on sustainability efforts while continuing to partner with farmers to further mitigate climate and other environmental risks.

(vi) Competition

Our nuts, bars and other snack food products compete against products manufactured and sold by numerous other companies offering branded and private brand products in the snack food industry, some of whom are substantially larger and have greater resources than us. In the nut industry, we compete with, among others, Hormel Foods Corp. (Planters brand), Diamond brand and numerous regional snack food processors. In the bar industry, we compete with, among others, General Mills (Nature Valley brand), PepsiCo, Inc. (Quaker brand), Mondelez (CLIF brand), Kellanova (Nutrigrain brand), Mars (KIND and Nature's Bakery brands) as well as regional bar manufacturers. Competitive factors in our markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution, sales promotion, category management, service level compliance and innovation. The combination of our generally vertically integrated operating model with respect to pecans, peanuts and walnuts, our product quality, product offering, brand strength, innovation, distribution model and our focus on nut, bar and nut related products generally enable us to compete in each of these categories; however there can be no guarantee that our products will continue to be competitive with many of our larger competitors. See Part I, Item 1A — “Risk Factors”.

(vii) Raw Materials and Supplies

We purchase nuts from domestic and foreign sources. In fiscal 2026, all of our walnuts, almonds, peanuts and pecans were purchased from domestic sources. Cashew nuts are imported from Vietnam and certain West African countries. For fiscal 2026, approximately 28% of the dollar value of our total nut, dried fruit and oat purchases was from foreign sources.

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

We purchase other inventory items and packaging materials such as roasting oils, seasonings, plastic jars, labels, wrappers, boxes, stand-up bags and composite and clear-plastic cans from other third parties. Material costs, including tree nuts, peanuts, other commodities, packaging and other edible ingredients, including rolled oats, represented approximately 73% of our total cost of sales for fiscal 2026.

(viii) Trademarks and Patents

We market our products primarily under name brands, including the Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names. Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nut are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other foreign jurisdictions. We do not own any trademarks for any private brands. Those trademarks are owned by the respective private brand customers. Our trademarks are important as they provide our customers with information about the quality of our products. However, registration and use of our trademarks in foreign jurisdictions may be subject to certain risks in addition to other risks generally related to our intellectual property. See Part I, Item 1A — “Risk Factors”. We also own several patents of various durations. For the foreseeable future, we expect to continue to renew those trademarks that are important to our business as well as expand registration of our trademarks into new jurisdictions. We intend to protect our intellectual property rights vigorously.

(ix) Human Capital

As of June 25, 2026, we had approximately 1,770 full-time employees.

We recognize that for our company to be successful, our employees must be healthy, well-trained and motivated to do their best every day. Therefore, we focus on attracting, retaining and effectively engaging our employees. The key aspects of our human resources program and objectives are as follows:

Health and Safety: As a producer, manufacturer and processor of nuts, nut-related products and bars, we are subject to extensive food and employee safety laws and regulations. We place a high priority on employee health and safety as part of our continuous improvement culture. Our commitment to safety is reflected in our proactive approach to injury and accident prevention, as well as risk elimination. Our total occupational injury rate remains in line with the food manufacturing industry average, but we strive to surpass these standards through continuous enhancement of our safety programs. We invest in advanced systems and controls and focus on training, machine guarding and forklift safety, to provide a safe working environment. By prioritizing risks and addressing them proactively, we are dedicated to building a sustainable safety culture that protects our employees and upholds the highest standards of health and safety.

Training, Development and Promotion: We believe that training, developing and promoting our employees is a cornerstone of our vibrant employee culture. By investing in our existing talent, we strive to enhance performance and maintain high levels of employee satisfaction. Our commitment to upskilling our workforce is reflected in the variety of training programs we offer, covering professional development, workplace fundamentals, business, computer applications and industry-specific subjects such as our Nutology-101 courses. We also conduct annual mandatory training for all employees on topics such as food safety, workplace safety and various regulatory and compliance-related subjects. Our mentorship program pairs emerging talent with executive leadership, broadening talent networks, increasing exposure to cross-functional initiatives and building leadership competencies. By prioritizing the development of our existing employees, we foster a sustainable and impactful leadership culture. In fiscal 2026, approximately 13% of our employees were promoted into roles with greater responsibilities.

Employee Engagement: We conduct annual employee surveys to monitor satisfaction, engagement, and emerging concerns across the organization. Reinforcing this long-standing practice, all people managers are held accountable for demonstrating inclusive and engaging leadership, with performance measured through leadership engagement scores from the annual employee engagement survey. In fiscal 2026, we maintained a strong focus on leadership quality as a critical driver of engagement and retention. Consistent with this priority, we continue to invest in strengthening leadership capabilities through targeted development programs for both our management team and pipeline of emerging leaders.

Employee Rewards: Through our Sanfilippo Value Added (“SVA”) and Total Team Performance (“TTP”) incentive programs, we provide annual cash bonus opportunities to motivate and reward our employees, as well as align their interests with those of our stockholders. Employees participate in the SVA or TTP program, not both. Approximately 20% of our employees participate in the SVA program and approximately 80% participate in the TTP program. In addition to the SVA and TTP incentive programs, we offer annual sales incentives to our sales and marketing employees and annual monetary leadership awards to our top performers across all functions. We are also proud to offer a competitive benefits package designed to meet the diverse needs of our employees at every stage of life, which includes a company-sponsored healthcare program, a student loan repayment program, a 401(k) program with a competitive company matching contribution and many other programs. We continue to closely monitor the competitiveness of our compensation programs. In fiscal 2026, 90% of our employees received wage increases.

Codes of Conduct; Oversight of Concerns: We maintain codes of conduct and ethics policies designed to promote ethical conduct of our employees and agents. We maintain a robust program to address employee concerns and complaints, which includes an anonymous incident reporting system, periodic employee surveys and suggestion boxes that can result in monetary awards for process improvement or cost savings suggestions. Our employees are made aware of such reporting system through various communication methods, including assurances against retaliation. We regularly monitor best practices in this area to ensure our policies and practices are updated as appropriate.

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

(xi) Government Regulations, Operating Hazards and Uninsured Risks

The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of shell fragments, foreign objects, insects, foreign substances, pathogens, chemicals, mycotoxins and other hazards, or agents or residues introduced during the growing, storage, handling, processing or transportation phases. We (i) maintain what we believe to be rigid quality control standards and food safety systems that is evident in our annual Safe Quality Food (“SQF”) certification at each manufacturing facility; (ii) generally inspect our nut and other food products by visual examination, screening, metal detectors, x-rays, vision systems, electronic monitors at various stages of our shelling and processing operations or a combination of the foregoing; (iii) work with the United States Department of Agriculture (“USDA”) in its inspection of peanuts shipped to and from our peanut shelling facilities; (iv) maintain robust environmental pathogen programs; (v) seek to comply with the Nutrition Labeling and Education Act by labeling each product that we sell with labels that disclose the nutritional value and content of each of our products and (vi) seek to comply with the United States Food and Drug Administration (“FDA”) Food Safety Modernization Act (“FSMA”) through our comprehensive Food Safety Plans which include following Current Good Manufacturing Practices and control biological, chemical and physical hazards through our Process, Sanitation, Allergen and Supply Chain Preventive Controls. However, no assurance can be given that some nut or other food products sold by us may not contain or develop harmful substances. In order to mitigate this risk, we strive to select high-quality nut and ingredient suppliers as well as maintain product liability and contaminated product insurance at amounts we believe are adequate in light of our operations. A portion of our annual capital expenditure budget is allocated for compliance with government-mandated food safety standards and guidance. Compliance with food safety standards, guidance and other government regulations may have an impact on our operations and earnings, particularly if we fail to satisfy such standards, guidance or regulations and our products are recalled, harm our consumers or harm our Company’s reputation and standing as a leader of branded and private brand nut, bar, and other snack products. See Part I, Item 1A — “Risk Factors”.

Item 1A — Risk Factors

We face a number of significant risks and uncertainties, and therefore, an investment in our Common Stock is subject to risks and uncertainties. The factors described below could materially and adversely affect our business, results of operations and financial condition. While each risk is described separately, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or risks we view as not rising to the level of being material, could also potentially impair our business, results of operations and financial condition. Investors should consider the following factors, in addition to the other information contained in this Report, including Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” before deciding to purchase our Common Stock.

Industry Risks

We Have Limited Ability to Control the Availability or Cost of Raw Materials and this May Have a Material Adverse Effect on Our Results of Operations, Cash Flows and Financial Condition

The availability and cost of raw materials for producing our products are subject to crop size and yield fluctuations caused by factors beyond our control. These materials include peanuts, pecans, almonds, cashews, walnuts, pine nuts and other nuts, rolled oats, dried fruits and seeds, cocoa, protein, as well as vegetable oils and other products used in the manufacture of our products. The factors beyond our control include adverse weather conditions, natural disasters (including floods, torrential rain, hail, mudslides, tornados, droughts, frosts, earthquakes and hurricanes), changing climate patterns, agricultural diseases and pests, foreign currency fluctuations, trade agreements, tariffs and embargos, import/export controls, prices of other crops, labor shortages, inflationary conditions, political change and unrest, sanctions, boycotts, revised sourcing regulations, armed hostilities, such as those in Ukraine and in the Middle East, changes in fuel prices, changes in global customer demand, pandemics and disease, changes in government agricultural programs, government support of any agricultural products, federal and state government mandates related to the preceding or otherwise and purchasing behavior of certain countries, including China and India. Additionally, any determination by the USDA or other government agencies may also reduce the supply of edible nuts and other raw materials used in our products and could (among other things) cause our costs to increase significantly. These determinations include, but are not limited to, that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop, negatively impact the environment, cause or may cause adverse health consequences, any portion of the crop has been contaminated by aflatoxin or other agents, or any future raw material or product recalls for other reasons.

Because these raw materials are commodities, their prices are set by the market and can therefore fluctuate quickly and dramatically due to varied events, such as those described above. Furthermore, we are not able to hedge against changes in nut commodity prices because no appropriate futures, derivative or other risk-sharing market for these commodities exists nor can we create such a market. Consequently, in order to achieve or maintain profitability levels, we attempt to increase the prices of our products to reflect the increase in the costs of the raw materials that we use. However, we may not be successful in passing along partial or full price increases to our customers, if at all. In addition, even if we are successful in passing across partial or full price increases, we may not be able to do so in a timely fashion. Our ability to raise prices and the timing of any price increases is often dependent upon the actions of our competitors, some of whom are significantly larger and more diversified than we are or own farms which produce the raw materials subject to such price increases. Determining the alignment of commodity costs with customer pricing also requires significant coordination throughout our entire operations and we may not be able to successfully manage such coordination in the future to align commodity costs with customer prices. We have observed rapid inflation with respect to packaging and other products used to manufacture and package our products and general inflationary conditions that are difficult to predict, and we may not be able to pass along such inflationary increases to our customers or may not be able to do so in a timely fashion. We have also observed tariffs and the threat of tariffs causing increased or uncertain changes in prices and uncertainty in the markets in which we operate, including for the purchase of certain equipment for the manufacture of products. Additionally, any such product price increase that we are able to pass along to our customers may ultimately reduce the demand for, and sales of, our products as customers reduce purchases, buy lower priced products or lower margin products. Alternatively, if the prices of any raw materials significantly decrease, and we have inventories of such materials on hand, we may be unable to reduce product prices without adversely impacting our gross margins or our customers will not pass along price decreases, which could impact overall demand for such products. Any competitors who purchase such material on the open market or own the farms which produce the raw materials may be able to reduce prices in a more timely manner, and we could lose market share to such competitors. We are also subject to risks associated with purchasing a majority of our pecans, peanuts and walnuts directly from growers, including the risk of purchasing such products from growers at costs that later, due to altered market conditions, prove to be above prevailing market prices at time of sale. Accordingly, because we purchase a majority of our pecans, peanuts and walnuts directly from growers during harvest season and shell and process these nuts throughout our fiscal year, there is a possibility that, after we acquire these nuts, market conditions may adversely change. Depending on these changing market conditions, we may be forced to sell these nuts at reduced prices relative to our acquisition cost. Any one or more of the foregoing aspects may have a material adverse effect on our results of operations, cash flows and financial condition.

Moreover, fluctuations in the market prices of nuts may affect the value of our inventories, margins and profitability. We enter into fixed price commitments with a portion of our commercial ingredient customers. The commitments are for a fixed period of time, typically three months to twelve months. Such commitments with a term of six months or more represented approximately 1% of our annual net sales in fiscal 2026. Sometimes we enter into fixed price commitments with respect to certain nut products before fixing our acquisition costs in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent we do so and our fixed prices are not properly aligned with our acquisition costs, these fixed price commitments may result in reduced or negative gross profit margins, which could have a material adverse effect on our financial condition and results of operations.

We Operate in a Competitive Environment Which Could Materially and Adversely Affect our Financial Condition and Results of Operations

We operate in a highly competitive environment. The principal areas of competition are, among others, taste, flavor, quality, packaging, price, nutrition, brand recognition, advertising, promotion, convenience and service. Our principal products compete against food and snack products manufactured and sold by numerous regional, national and international companies, some of which are substantially larger and have greater resources than us, such as Hormel Foods Corp. (Planters brand), Diamond Brand, General Mills (Nature Valley brand), PepsiCo, Inc. (Quaker brand), Mondelez (CLIF brand), Kellanova (Nutrigrain brand), Mars (KIND brand), and others. Most of our competitors that sell and market the other top branded snack nut products and bars have committed more financial, marketing and other resources to such brands when compared to the resources available to or spent by us on our brands. Additionally, many food retailers, supercenters, mass merchandisers and internet retailers have continued to emphasize their own private brand offerings as a key part of their strategy and may develop or expand their own private brand nut and nut product offerings and private brand bar offerings, to the exclusion of our branded products or private brand products, particularly in an uncertain economic environment or due to inflationary conditions. Certain other grocery retailers, such as international stores or smaller format stores, may not stock our products. Other smaller competitors may be able to focus on faster-growing, niche markets that we are unable to market effectively to or otherwise sell to due to our size, operations, marketing strategy or perceptions regarding our Company. Additionally, certain food retailers and internet retailers may seek to invest in companies serving certain niche markets and/or offer shelf space, added promotional activity or other marketing efforts in exchange for ownership in such companies, which we are unable to offer to such food retailers or internet companies. Recent consolidation and mergers and acquisitions activity in the nut and snack food industry has intensified competitive pricing pressures across the market. Many of our competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing inshell pecans, peanuts, walnuts and other nut types directly from growers at fixed prices that later, due to altered market conditions, may prove to be above prevailing market prices. We also compete with other shellers in the commercial ingredients market and with regional processors in the retail and wholesale markets. In order to maintain or increase our market share, we must continue to price our products competitively and spend on marketing, advertising, new product innovation and shelf placement and slotting fees. This may cause a decline in gross profit margin if we are unable to increase sales volume or otherwise reduce our costs, which could materially and adversely affect our financial condition and results of operations.

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

Changing Consumer Preferences and Demand Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Our financial performance depends in part on our ability to anticipate and offer products to our customers that appeal to their preferences. Consumer preferences can quickly change based on a number of factors beyond our control. These preferences may include, but are not limited to, preference for branded or private brand products, the retail cost for such products, options to purchase such products and the format, various quantity or volume sizes of such products, and dietary trends and perceived nutritional or health aspects of our products. If we fail to anticipate, identify or react quickly to these changes and are unable to develop and market new and improved products or otherwise offer products that meet consumer preferences, demand for our products could suffer. In addition, demand for our products could be affected by consumer concerns regarding the labeling, packaging, flavors, manner of preparing our products or concerns with respect to the health effects of nutrients or ingredients (including oils and dyes) in any of our products or the overall sustainability or impact of our products on the environment. The development and introduction of new products and packaging or alteration of existing products and packaging requires substantial research and development, testing and marketing expenditures, which we may be unable to recover fully if the new products do not achieve the necessary commercial success. New product introduction also results in increased costs, including from the use of new manufacturing techniques, capital expenditures, new raw materials and ingredients, new or revised methods of processing, additional labor and consulting expenses, development or revision of packaging and labeling and additional marketing and trade spending. Consumers are also purchasing food products with increasing frequency outside traditional retail supermarkets, including via the Internet. If we are unable to provide customers with our products outside traditional retail supermarkets, supercenters and club stores, demand for our products could suffer and/or we will be unable to grow our business. Customers may also use phone-based applications to determine the perceived health factors of our products, which we have little to no control over. As GLP-1 drugs and other drugs which partially reduce food consumption increase in popularity, it may negatively impact the demand for snacking and in turn the demand for our products. Reduction in demand as a result of changing consumer preferences or inability to provide consumers with products they demand, or in the manner they demand, could materially and adversely affect our financial condition and results of operations.

We are Subject to Customer Pricing Pressures and Retail Consolidation Trends Which Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As the retail grocery trade continues to consolidate and our retail customers grow larger, become more sophisticated, use data and artificial intelligence (AI) for purchasing and marketing decisions and obtain more purchasing power, our retail customers are demanding lower pricing, especially private brand customers, and increased free or discounted promotional programs. Further, these retail customers may begin to place a greater emphasis on the lowest-cost supplier in making purchasing decisions, especially during periods of increased or variable raw material acquisition costs or rapid inflation. An increased focus on the lowest-cost supplier could reduce the benefits of some of our competitive advantages, which include a focus on customer service, innovation, production capacity, category management and quality. As the retail environment consolidates, many customers are reducing inventories or focusing on a limited number of brands (often the number one or number two brand by market share) or a limited number of products or SKUs in making purchasing decisions. In addition, certain customers in the retail channel, such as dollar stores and other discount sellers, have become increasingly sophisticated and may demand similar pricing to retail grocery customers. As part of the retail consolidation trend, diversified companies with substantial Internet presences have increased their food offerings or purchased retail supermarkets to expand their grocery business, particularly as such companies focus on food delivery direct to consumers. Such companies have substantial pricing power and may focus on their products to the exclusion of our products. If we fail to respond to these trends, our sales volume growth could suffer, and it may become necessary to lower our prices and increase promotional support of our products. Any of these factors would materially and adversely affect our gross profit and gross profit margin and could materially and adversely affect our financial condition and results of operations.

Food Safety, Allergy and Product Contamination Concerns Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

If consumers in our principal markets lose confidence in the health or safety of nut and bar products, particularly with respect to peanut and tree nut allergies, food borne illnesses, processes, ingredients and packaging used in the manufacturing process or other food safety matters, this could materially and adversely affect our financial condition and results of operations. Individuals with certain food allergies may be at risk of serious illness or death resulting from the consumption of our nut and bar products, including consumption of the products of our customers which in turn contain our products as an ingredient. Notwithstanding our existing food safety controls, we process peanuts and tree nuts on the same equipment, and there is no guarantee that our other products will not be cross-contaminated. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters, including food borne illnesses, may discourage consumers or our customers from buying our products, cause production and delivery disruptions or result in product recalls. Product safety issues concerning the products we manufacture, distribute and sell, and also concerning similar products not manufactured, distributed or sold by us, may materially and adversely affect demand for products in the nut and bar industry as a whole, including products without actual safety problems. Decreases in demand for products in the industry generally could have a material adverse effect on our financial condition and results of operations. In addition, the cooling system at our Elgin, Illinois facility utilizes ammonia. If a leak in the system were to occur, there is a possibility that the inventory in cold storage at our Elgin, Illinois facility could be destroyed which could have a material adverse effect on our financial condition and results of operations.

Product Liability, Product Recalls, Product Labeling and Product Advertising Claims May Have a Material Adverse Effect on Our Results of Operations and Cash Flows

We face risks associated with product liability claims, product recalls and other liabilities in the event: (i) our food safety and quality control procedures are ineffective or fail, (ii) we procure products, ingredients or packaging from third parties that are or become subject to a recall, regardless of whether or not our food safety and quality control procedures are ineffective or fail, (iii) our products or packaging cause injury or become adulterated or misbranded, (iv) our products are determined to be promoted or labeled in a misleading fashion or do not contain required labeling or notices, (v) government authorities test our products and determine that they contain a contaminant or present a food safety risk, (vi) our products are tampered with, or altered by our employees or third parties, (vii) one of our competitors is subject to claims, recalls or other liabilities involving products similar to ours or (viii) federal, state or other government agencies or courts determine that our products could pose health risks or contain potentially harmful chemicals, ingredients or other substances. In recent years, the food industry has been a target of litigation over product labeling and advertising, including nut and bar products. In addition, the snack food industry has recently been the target of consumer claims regarding ultra-processed foods and the purported negative health impacts of such ultra-processed foods. Such litigation may result in significant costs to defend and resolve. In addition, we do not control the labeling of the products of our customers that contain our products as an ingredient. A product recall of a sufficient quantity or significant adverse publicity, a significant product liability judgment against us, a significant product liability judgment against a supplier which we could not recover for, a significant advertising-related liability or other safety concerns (whether actual or claimed) could impact our products in a number of ways. These impacts could include unavailability of our product for a period of time, re-labeling or re-packaging products, loss of consumer confidence in our products and exposure to liabilities in excess of any insurance we maintain for such events, including to our private brand customers. As customers request revised and more sophisticated packaging, our packaging solutions may result in manufacturing defects or errors in the manufacture of such packaging, which could cause us to recall the products despite having proper food safety protocols. If these kinds of events were to occur, they would have a material adverse effect on the demand for our products, subject us to costly recalls or withdrawals, require us to spend significant amounts to change our operations to remedy such issues, and, consequently, could have a material adverse effect on our results of operations and cash flows.

Increased Production, Materials, Transportation and Insurance Costs Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Our results are dependent on controlling a variety of costs, including multiple costs related to the manufacture and production of our products. In the past we have experienced variability in transportation costs due to additional demand in shipping by a variety of market participants, a general shortage of drivers due to health and safety concerns, increased fuel costs due to geopolitical issues and the impact of federal regulations, which require increased monitoring of driving time using electronic monitoring technology. In addition to transportation costs, we have experienced (and may continue to experience) increased commodity or raw material costs, increased packaging material prices, higher general water, energy and fuel costs, increased labor costs as well as increased insurance costs, such as for property and workers’ compensation insurance. Maintaining the prices of our products, initiating price increases (including passing along price increases for commodities used in our products) and increasing the demand for our products (especially when prices for our products are decreasing due to commodity price decreases), all of which are important to our plans to increase profitability, may be materially and adversely affected or undermined by such increases in production and operation costs. Material and sustained increases in any of the foregoing costs could materially and adversely affect our financial condition and results of operations.

Technology Disruptions, Failures or Breaches, Hacking Activity, Ransomware Attacks or Other Cybersecurity Events Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We depend on information technology to maintain and streamline our operations, including, among other things, (i) interfacing and communicating with our locations, customers and suppliers, (ii) complying with financial reporting, legal and tax regulatory requirements, (iii) maintaining logistics, inventory control and monitoring systems, (iv) providing us with real-time feedback about our business and our industry and (v) allowing continuity of operations. Like other companies, our information technology systems or information technology systems of our customers, vendors, counterparties and other third party providers may be vulnerable to a variety of interruptions or losses due to events beyond our control, including natural disasters, terrorist attacks, government-sponsored or affiliated cyberattacks, telecommunications failures, outages during replacement or upgrades, computer viruses, phishing, vishing or smishing activities, hardware failures, cloud-based technology outages, power outages, hackers, social engineering attacks, loss or theft of hardware, ransomware attacks, cyber risks and other security issues. We have technology security initiatives, cyber insurance and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, particularly as the global dependence on technology grows, the reliance on AI systems increases and the sophistication of cyber threats increases. Moreover, if we are unable to prevent security breaches or disclosure of non-public information, we may suffer financial and reputational damage, in addition to litigation or remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our customers, consumers, or suppliers. If we were subject to a ransomware attack, we may be required to pay ransom in amounts that could be material to our financial condition.

In addition, we have outsourced several information technology support services and administrative functions to third-party service providers. We may outsource other functions in the future to achieve cost savings and efficiencies, and use AI in our operations. If the service providers to which we outsource these functions or our AI providers do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors or mitigate the problematic actions made by such service providers or AI providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, the loss of sensitive data through security breach, or otherwise. While we or any third-party service provider have not experienced any significant disruption, failure or breach impacting our information technology systems, any such disruption, failure or breach could adversely affect our financial condition and results of operations.

Increases in Labor Costs or Work Stoppages, Strikes or Other Labor Events Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Personnel costs, including medical and other employee health and welfare benefits, have increased due to inflationary pressures, rising healthcare costs, and competitive labor market conditions. These costs can vary substantially as a result of an increase in the number, mix and experience of our employees and changes in health care and other employment-related laws. There are no assurances that we will succeed in reducing future increases in such costs, particularly if government regulations require us to change our health and welfare benefits, government regulations impose additional benefits or monitoring and compliance expenses, or we need to attract and retain additional qualified personnel or provide extra compensation due to other reasons. Increases in personnel costs can also be amplified by low unemployment rates, unavailability of potential workers, including as a result of government actions, increased inflation, our preferences among workers in the labor market and general tight labor market conditions in any of the areas where we operate. Increases in labor costs at any of our suppliers, transportation providers, third parties that we do business with or third parties within our supply chain may also adversely impact the cost of our raw materials and other inputs and thus increase the cost of our products. Our inability to control such costs could materially and adversely affect our financial condition and results of operations.

Although we believe our employee relations are positive, if a significant number of our employees engaged in a work slowdown or stoppage, strike, boycott, intentional destruction of our equipment or products or other type of labor unrest, it could impair our ability to source, manufacture and supply our products to customers. In addition, if there is a work slowdown or stoppage, strike, boycott or similar labor unrest event at a customer, supplier, transportation provider, road, port or dock, third party within our supply chain or government agency, it could similarly impact our ability to obtain raw materials, manufacture, ship, supply, or to otherwise provide our products to our customers. Any of these events could result in reduced sales and may distract our management from focusing on our business and strategic priorities. Any of these activities could materially and adversely affect our financial condition and results of operations.

The Impact of Changing Climate Patterns Could Materially and Adversely Affect Our Financial Condition and Results of Operation

We have observed changing climate patterns in the U.S. and internationally. These changing climate patterns have caused weather patterns to change, and we have experienced severe droughts, fires, torrential rain, mudslides, hail, floods, frosts, hurricanes, tornadoes, cold and warmer temperatures, adverse air conditions and other previously abnormal natural events. These weather events could impact the ability of our growers and producers to consistently provide us with the quality and quantity of nut and nut related products or other raw materials that we require and, in turn, cause the prices of certain nuts and raw materials to increase or change in unpredictable ways. Any long-term changes in climate patterns could prevent growers from growing or harvesting nuts or other raw materials in previous quantities, or at all, as many nut products require particular soil, water and climate conditions in order to grow or have acceptable yields. Because we (and our growers) cannot predict, change or insure against changing climate patterns, our ability to react to these changes is limited. If we and our growers and producers cannot adapt to changing climate patterns, our financial condition and results of operations could be materially and adversely affected.

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

We are Dependent Upon Certain Significant Customers Which Could Materially and Adversely Affect Our Financial Condition, Cash Flows and Results of Operations

We are dependent on a few significant customers for a large portion of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 67% of net sales in fiscal 2026 and fiscal 2025 and 66% of net sales in fiscal 2024, respectively. As discussed in “Item 1- Business”, sales to Walmart and Target represented a majority of such sales to our five largest customers. There can be no assurance that all significant customers will continue to purchase our branded or private brand products in the same quantities, same product mix or on the same terms as in the past, particularly as increasingly powerful retailers demand supplier diversification, lower pricing, different packaging, larger marketing support or payments for retail space, establish private brands or request other terms of sale which negatively impact our profitability or sales. We have recently made equipment purchases to, among other things, better serve our most significant customers. If our significant customers do not purchase our products for any reason, we will be required to find new customers to realize a return on our equipment purchases. Many of our largest customers emphasize sales at physical locations and a significant shift to Internet sales may impact the amount and types of products they purchase from us. A loss of one of our largest customers, a material decrease in purchases by one of our largest customers, the inability to collect a receivable from or a significant business interruption at one of our largest customers would result in decreased sales and would materially and adversely affect our results of operations, financial condition and cash flows.

Our Products are Processed at a Limited Number of Production Facilities and any Significant Disruption at any of Our Production Facilities or Disruption with a Third-Party Supplier Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

Our products are shelled, manufactured or otherwise processed at our various production facilities. However, certain nut and nut-related products, including the shelling of peanuts, walnuts and pecans and processing and packaging of certain other products, such as certain types of our bars, are conducted only at a single location. If any of these production facilities experience a disruption for any reason, including a work stoppage, power failure, fire, pandemic, terrorism, cyberattack, labor event or weather or climate related condition or natural disaster, this could result in a significant reduction or elimination of the availability of some of our products. In addition, a dispute with, or disruption at, a significant third-party supplier, service provider, distributor or customer may impact our ability to produce, package, market, transport and sell our products. If we were not able to obtain alternate production, manufacture, packaging, shelling or processing capability in a timely manner or on satisfactory terms, this could have a material adverse effect on our financial condition and results of operations.

Inability to Identify, Manage and Integrate Acquisitions and Joint Ventures Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As part of our strategy, we have and intend to make capability-related acquisitions (of companies or assets) and investments in and enter into strategic relationships with established products and growth-stage companies to take advantage of our manufacturing and supply chain expertise and diversify our product line. However, we may be unsuccessful in managing or integrating completed acquisitions, joint ventures, and other strategic relationships or investments, identifying additional acquisitions, joint ventures or other strategic relationships, or negotiating favorable financial or other terms with third parties which are attractive or advantageous to grow or otherwise supplement our existing business. In addition, the identification, negotiation and completion of any acquisition, joint venture, other strategic relationship, or investment may divert management’s attention from ordinary business matters, require a number of one-time or ongoing advisory costs, result in the loss of employees or customers of our business or the acquired business, involve the assumption of unknown and potentially significant liabilities or result in impairment charges or write-downs if the assumptions underlying the purchase are not satisfied or operating performance suffers. Due to various uncertainties inherent in such activities, we may be unable to achieve a substantial portion of any anticipated benefits or cost savings from previous acquisitions, joint ventures, or investments or other anticipated benefits in the timeframe we anticipate, or at all.

Any inability to realize the anticipated benefits from any of the foregoing could materially and adversely affect our financial condition and results of operations.

Regulatory and Legal Risks

We are Subject to Government Regulation Which Could Materially and Adversely Affect Our Results of Operations

We are subject to extensive regulation by the FDA, the USDA, the United States Environmental Protection Agency (“EPA”) and other state, local and foreign authorities in jurisdictions where our products are manufactured, marketed, packaged, processed or sold. We are also subject to California’s Proposition 65, which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals deemed by the state of California to be dangerous, and several states are considering or have passed legislation requiring warnings for products containing certain ingredients, including ingredients generally recognized as safe by the FDA. Among other things, these regulations govern the manufacturing, importation, processing, packaging, storage, distribution, advertising and labeling of our products. Our manufacturing and processing facilities and products are subject to periodic compliance inspections by federal, state, local and foreign authorities. We are also subject to environmental regulations governing the discharge of air emissions, water and food waste, the usage and storage of pesticides, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Amendments to existing statutes and regulations, adoption of new statutes and regulations, increased production at our existing facilities as well as our expansion into new operations and jurisdictions may require us to obtain additional licenses and permits and could require us to adapt or alter methods of operations at costs that could be substantial. Due to changing climate patterns and concerns over the environmental impact or sustainability of our products, we may be subject to additional governmental regulations focused on how we produce or source raw materials, ingredients or packaging for our products. Compliance with applicable laws and regulations may be time-consuming, expensive or costly to us in different ways and could materially and adversely affect our results of operations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, or other litigation and claims, which could materially and adversely affect our results of operations.

Specifically, governmental policies affecting the agricultural and food industry, such as taxes, tariffs, duties, subsidies, incentives and import and export restrictions on agricultural commodities and commodity products, can influence the planting, location and size of certain crops, whether commodity products are traded, the volume and types of imports and exports, and the viability and volume of production of certain of our products. In addition, international trade disputes, sanctions and armed hostilities can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies on packaging, advertising and marketing, how our products are manufactured or the ingredients used in our products may adversely affect the supply of, demand for, and prices of our products, require us to change the manufacture, packaging or marketing of our products, restrict our ability to do business in its existing and target markets, and negatively impact our revenues and operating results.

The FSMA and regulatory guidance gives the FDA expanded authorities over the safety of the national food supply, including increased inspections and mandatory recalls, as well as stricter enforcement actions, each of which could result in additional compliance costs and civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations. The FSMA further instructed the FDA to develop new rules and regulations, including the performance of hazard analyses, implementation of preventive plans to control hazards, and foreign supplier verification provisions, mitigation strategies to protect food against intentional adulteration, sanitary transport of food and food traceability. We currently have food safety plans which build upon established food safety principles of “hazard analysis and critical control points” (“HACCP”) procedures and developed food defense plans that address requirements as a result of FSMA. HACCP is a management system in which food safety is addressed through the analysis and control of hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product.

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

Operational, Legal, Economic, Political and Social Risks of Doing Business in International Markets and Other Foreign Countries May Have a Material Adverse Effect on Our Results of Operations

Approximately 28% of the dollar value of our total nut, dried fruit and oat purchases for fiscal 2026 were made from foreign countries. We purchase our cashews from Vietnam and certain West African countries and some of our pecans from Mexico. We also purchase sunflower oil and certain other ingredients that are sourced from Ukraine. To this extent, we are exposed to various risks inherent in international markets, including increased governmental ownership and regulation of the economy, greater likelihood of inflation and adverse economic conditions, governmental attempts to control inflation, such as setting interest rates and maintaining wage and price controls, supply reduction into the United States from increased demand in foreign countries, international competition, compliance with, and subjection to, foreign laws, including our ability to protect our intellectual property, such as our brands, compliance with U.S. laws and regulations related to conduct in foreign countries, such as the Foreign Corrupt Practices Act, currency exchange rates, potential for contractual defaults or forced renegotiations on purchase contracts with limited legal recourse, tariffs, quotas, duties, import and export restrictions, sanctions, armed hostilities and other barriers to trade that may reduce our profitability or sales and civil unrest, armed hostilities and significant political instability.

The existence of risks in international markets and other foreign countries could jeopardize or limit our ability to purchase sufficient supplies of cashews, pecans and other imported raw materials and limit our ability to make international sales, and may materially and adversely affect our results of operations by increasing the costs of doing business overseas.

Litigation, Investigations or Other Legal Actions Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We are or may become the subject of a variety of litigation, claims, legal or regulatory proceedings, inquiries, investigations and other legal actions, which may include matters related to contracts, intellectual property, product recalls and other regulatory action, product liability, the marketing and labeling of products, employment matters, wage and hour matters, cybersecurity matters, environmental matters, debt obligations or other aspects of our business. Plaintiffs or regulatory bodies could seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to lawsuits, investigations and other legal actions is difficult to estimate accurately. Additionally, many of our customer contracts require us to indemnify and assume the defense of any third-party claim against the customer, increasing the risk of litigation related to our operations or products. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation, investigations or other legal actions may be expensive to defend and may divert time, money and management attention away from our operations and negatively impact our financial performance. We maintain insurance in amounts we believe to be adequate based on our business operations. However, we may incur claims or liabilities for which we are not insured, that exceed the amount of our insurance coverage or that our insurers may raise various objections and exceptions to coverage. A judgment or settlement for significant monetary damages or requiring other significant changes to our business or assets could materially and adversely affect our financial condition and results of operations. Any adverse publicity resulting from allegations or investigations may also adversely affect our reputation and the reputation of our products, which in turn could materially and adversely affect our financial condition and results of operations or result in serious and adverse operational consequences.

Inability to Protect Our Intellectual Property or Avoid Intellectual Property Disputes Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We consider our intellectual property rights, particularly and most notably our brand trademarks (such as our Fisher, Orchard Valley Harvest, Squirrel Brand, and Southern Style Nuts trademarks), but also our patents, trade secrets, know-how copyrights and licensing agreements, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, service mark, trademark, copyright and trade secret laws, as well as licensing agreements, third-party nondisclosure and assignment agreements and policing of third-party misuses of our intellectual property both domestically and internationally. We also monitor the use of our intellectual property and confidential information as we expand the use of AI in our business. Our failure to obtain or adequately protect our trademarks, products, new features of our products, or our trade secrets and technology, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially and adversely affect our financial condition and results of operations.

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

Financial Risks

Certain of Our Stockholders Possess a Majority of Aggregate Voting Power in the Company and Stockholders within The Sanfilippo Group Have Pledged Shares of their Class A Stock, Which May Make a Takeover or Change in Control More or Less Difficult and Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As of August 19, 2026, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Sanfilippo, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 50.5% voting interest in the Company. As of August 19, 2026, Michael J. Valentine (the “Valentine Group”) owns or controls Common Stock and Class A Stock representing approximately a 23.8% voting interest in the Company. In addition, the Sanfilippo Group and the Valentine Group as holders of the Class A Stock are entitled to elect seven Class A Directors, or a majority of the members to our Board of Directors. In addition, the Sanfilippo Group is able to exert certain influence on our business, or take certain actions, that cannot be counteracted by another stockholder or group of stockholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of our stockholders, including any amendments to our certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent or cause dividends, or a change in control or sale of the Company, which may or may not be in the best interests of other stockholders, and can take other actions that may be less favorable to other stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations, which could materially and adversely affect our financial condition, results of operations and cash flows.

The Way in Which We Measure Inventory May Have a Material Adverse Effect on Our Results of Operations

We physically acquire our inshell nut inventories of pecans, peanuts and walnuts from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of our fiscal year, and receive nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded based on those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved through continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While we perform various procedures periodically to confirm the accuracy of our bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations in quantities and yields, and such adjustments directly affect earnings. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen-month period, at which time revisions to any estimates, which historically averaged less than 1.0% (but it cannot be guaranteed to continue under this level) of inventory purchases, are also recorded. The precise amount of our bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. The majority of bulk-stored nut inventories at June 25, 2026 will be processed during the first half of fiscal 2027 and any adjustment to our bulk stored nut inventory quantity will be recorded at that time. There can be no assurance that any bulk stored nut inventory quantity adjustments will not have a material adverse effect on our results of operations in the future.

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

The Company’s information security function and management team is led by our Vice President of Information Technology and Cybersecurity, who has approximately 40 years of experience in the information technology area and holds the CISM certification, and our Senior Director of Information Technology Infrastructure and Cybersecurity, who has approximately 27 years of experience in the information technology area and holds CISSP, CCSP, CISM, and OSCP certifications.

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

We have engaged in a tabletop exercises with a nationally recognized third party to test our readiness in respect to certain of the preceding events and risks. When risks or threats are identified to the Company by a third party, the information security team is responsible for assessing the risk or threat and determining a course of action to mitigate the risk or neutralize the threat.

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

The Company also has a Risk Assessment Committee composed of selected members of senior management. Member(s) of the information security team are members of this Risk Assessment Committee (which meets at least quarterly) to address cybersecurity risks and discuss cybersecurity threats to the Company. Member(s) of the information security team have the opportunity to present at the Risk Assessment Committee meetings and raise issues and concerns regarding cybersecurity. The minutes of Risk Assessment Committee meetings are provided to the Board and senior management discusses with the Board the matters addressed at the applicable Risk Assessment Committee meeting.

Item 2 — Properties

We own or lease five principal production facilities. We also lease warehouses near our Elgin and Bainbridge production facilities. Our primary processing facility is located at our Elgin, Illinois site, which also houses our primary manufacturing operations and corporate headquarters (the “Elgin Site”). The remaining principal production facilities are located in Bainbridge, Georgia; Selma, Texas; Gustine, California and Lakeville, Minnesota. In addition, we operate a retail store at the Elgin Site.

We believe that our facilities are generally well maintained and in good operating condition.

a. Principal Facilities

The following table provides certain information regarding our principal facilities:

Location	Square Footage	Type of Interest	Description of Principal Use	Date Company Constructed, Acquired or First Occupied
Bainbridge, Georgia	300,000	Owned and Leased	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987
Selma, Texas(1)	300,000	Leased	Pecan shelling, processing, bulk packaging, warehousing and distribution	1992
Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993
Elgin, Illinois(2) (Elgin Office Building)	400,000	Owned	Rental property	2005
Elgin, Illinois (Elgin Manufacturing Building)	1,001,000	Owned	Processing, packaging and corporate offices	2005
Lakeville, Minnesota	298,000	Owned	Bars, processing and packaging	2023
Huntley, Illinois(3)	445,000	Leased	Warehousing and distribution	2024

(1)
The sale and lease back of the Selma properties to related party partnerships was consummated in fiscal 2007. See Note 7 —“Long-Term Debt” of the Notes to the Consolidated Financial Statements.
(2)
The Elgin Office Building (part of the Elgin Site) was acquired in April 2005. Approximately 79% of the Elgin Office Building is currently vacant. Approximately 29% of the rentable area has not been built-out. The vacant portion of the office building may be leased to third parties; however, there can be no assurance that we will be able to lease the unoccupied space. Further capital expenditures will likely be necessary to fully lease the remaining space.
(3)
On January 15, 2026, the Company executed a 10 year lease for the remaining available 285,000 square feet in the current warehouse we rent in Huntley, Illinois. The warehouse is utilized to store finished goods and non-food inventory, to operate as a distribution center and to conduct light manufacturing activities. The lease for the remaining space in Huntley is scheduled to commence in the first quarter of fiscal 2027.

b. Manufacturing Capability, Utilization, Technology and Engineering

Our principal production facilities are equipped with modern processing and packaging machinery and equipment.

The Elgin Site, our main processing and packaging facility for nut and trail mix products that also manufactures and packages bars, was designed to our specifications to efficiently move products from raw storage through processing and packaging to distribution and ultimately to our external warehouse. The Elgin Site was designed to minimize the risk of cross contamination between tree nuts and peanuts. As currently configured, we believe the Elgin Site can accommodate an increase in production capacity of 15% to 20% of our current capacity, however certain production lines are at full capacity during peak periods. The Huntley facility allows us to accommodate increases in future demand and alleviate storage space constraints at the Elgin Site. The Huntley facility can, on average, accommodate an increase of 20% of its current storage capacity, however at certain points in time of the year, we are at full capacity. With the additional square footage we are leasing in fiscal 2027, the Huntley facility will be able to accommodate a 40% increase in storage capacity.

The Selma facility is used for our automated pecan shelling, packaging, bulk packaging, warehousing and distribution operations. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. During fiscal 2026, we processed approximately 33 million inshell pounds of pecans at the Selma facility. The quantity of pecans processed varies depending on the amount of inshell nuts purchased due to, among other things, commodity acquisition cost risk, the size and cost of the crop, the impact of international demand and expected demand based on our current sales forecast.

The Bainbridge facility is located in the largest peanut producing region in the United States and is used for nut purchasing, peanut shelling, peanut butter production and distribution. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to our customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2026, the Bainbridge facility shelled approximately 78 million inshell pounds of peanuts.

The Lakeville facility is used for manufacturing and packaging bars. This facility produces chewy, fruit and grain, sweet and salty, dipped, crunchy, fiber, fig and protein bars along with loose granola. We believe the Lakeville facility can accommodate an increase in production capacity of 15% to 20% of its current capacity, however certain production lines are at full capacity and there is no available physical space for additional capacity.

The Gustine facility is used for walnut shelling, pasteurization, processing, bulk and retail packaging, warehousing and distribution. This facility has the capacity to shell in excess of 60 million inshell pounds of walnuts annually. During fiscal 2026, the Gustine facility shelled approximately 39 million inshell pounds of walnuts. The quantity of walnuts shelled will vary depending on the amount of inshell nuts purchased due to, among other things, commodity acquisition cost risk, the size and cost of the crop, the impact of international demand, and expected demand based on our current sales forecast.

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

Item 4 — Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for our annual meeting of stockholders to be held on October 28, 2026. Below are our executive officers as of August 19, 2026:

Jeffrey T. Sanfilippo, Chief Executive Officer, age 63 — Mr. Sanfilippo has been employed by us since May 1991 and in November 2006 was named our Chief Executive Officer. Mr. Sanfilippo served as our Executive Vice President Sales and Marketing from January 2001 to November 2006. He served as our Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of our Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995, and Mr. Sanfilippo served as Vice President Sales and Marketing from October 1995 to August 1999. Mr. Sanfilippo is responsible for overseeing our Sales, Marketing, Food Safety and Human Resource departments.

Frank S. Pellegrino, Chief Financial Officer, Executive Vice President, Finance and Administration, and Treasurer, age 52 — Mr. Pellegrino has been employed by us since January 2007. In August 2021, Mr. Pellegrino was promoted to Chief Financial Officer. In August 2020, Mr. Pellegrino was promoted to Executive Vice President, Finance and Administration. Mr. Pellegrino served as our Senior Vice President, Finance from August 2012 to August 2020 and, in August 2016, he was appointed Treasurer. Mr. Pellegrino served as Vice President Finance and Corporate Controller from January 2009 to August 2012. He served as Corporate Controller from September 2007 to January 2009 and as Director of Accounting from January 2007 to September 2007. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger, a business-to-business distributor. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP. Mr. Pellegrino is responsible for our Accounting, Finance, Treasury, Legal and Tax functions, our Information Technology, Contract Manufacturing and Customer Solutions departments along with Investor Relations.

Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Secretary, age 58 — Mr. Sanfilippo has been employed by us since February 1991. In August 2025, Mr. Sanfilippo was named our Secretary. In November 2006, Mr. Sanfilippo was named our Chief Operating Officer and President and, in May 2007, Mr. Sanfilippo was named our Treasurer and held that position until January 2009. Mr. Sanfilippo served as our Executive Vice President Operations from 2001 to November 2006, retaining his position as Assistant Secretary, which he assumed in December 1995. Mr. Sanfilippo became a member of our Board of Directors in December 2003. He became our Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 to August 1999. Prior to that, Mr. Sanfilippo was the General Manager of our Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in our Financial Relations Department. Mr. Sanfilippo is responsible for overseeing our Plant Operations, as well as Commodity Procurement and Research and Development functions.

Julia A. Pronitcheva, Senior Vice President, Human Resources, age 50 — Ms. Pronitcheva has been employed by us since May 2011 when she started as our Benefits and Compensation Manager. In November 2022, Ms. Pronitcheva was promoted to Senior Vice President of Human Resources. Ms. Pronitcheva served as our Vice President of Human Resources from January 2019 to November 2022. Ms. Pronitcheva led our Human Resources and Safety functions as Senior Human Resources Director from June 2018 to January 2019. Ms. Pronitcheva served as our Human Resources Director from August 2017 to June 2018. Ms. Pronitcheva served as our Senior Total Rewards Manager from July 2013 to August 2017. Previously, Ms. Pronitcheva was employed by Sheffield, Olson and McQueen, Inc., Uponor North America and SIRVA Worldwide Relocation & Moving Services. Ms. Pronitcheva is responsible for our Human Resources functions and Talent, Strategy and Solutions.

Michael J. Finn, Vice President, Corporate Controller, age 51 — Mr. Finn has been employed by us since November 2011 when he started as our Assistant Corporate Controller. In August 2021, Mr. Finn was promoted to Vice President, Corporate Controller, and in October 2021, he became the Principal Accounting Officer of the Company. In August 2018, Mr. Finn was promoted to Corporate Controller. He served as our Director, Financial Reporting and Tax from August 2014 to July 2018. Previously, Mr. Finn was Manager of External Reporting at Nalco Company. Prior to that, Mr. Finn was a Senior Manager in the Assurance Practice at BDO, LLP. Mr. Finn has been a Certified Public Accountant (CPA) since 2000. Mr. Finn is responsible for our Accounting, Financial Reporting and Income Tax functions.

RELATIONSHIPS AMONG CERTAIN DIRECTORS AND EXECUTIVE OFFICERS

Below are the relationships among certain directors and executive officers as of August 19, 2026:

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

James A. Valentine, a director of the Company, is (i) the brother of Michael J. Valentine and (ii) the cousin of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo, James J. Sanfilippo, John E. Sanfilippo and Lisa A. Sanfilippo.

Michael J. Valentine, a director of the Company, is (i) the brother of James A. Valentine and (ii) the cousin of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo, James J. Sanfilippo, John E. Sanfilippo and Lisa A. Sanfilippo.

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

We have two classes of stock: Class A Stock and Common Stock. The holders of Common Stock are entitled to elect 25% of the total members of the Board, rounded up to the nearest whole number, and the holders of Class A Stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, the holders of Common Stock are entitled to one vote per share while the holders of Class A Stock are entitled to ten votes per share. Our Class A Stock is not registered under the Securities Act of 1933, as amended (the “Securities Act”) and there is no established public trading market for the Class A Stock. However, each share of Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in our Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.

Our Common Stock is quoted on the NASDAQ Global Select Market and our trading symbol is “JBSS”.

The graph below compares our cumulative five-year total stockholder return on our Common Stock with the cumulative total returns of the Russell 2000 Consumer Staples Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our Common Stock, in each index (with the reinvestment of all dividends) from June 24, 2021 to June 25, 2026.

*$100 invested on 6/24/21 in stock or index, including reinvestment of dividends.

Indexes calculated on month-end basis.

The information contained in the preceding performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically incorporate it by reference in such filing.

As of August 19, 2026 there were 38 holders and 20 holders of record of our Common Stock and Class A Stock, respectively.

Under our Restated Certificate of Incorporation, the Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board on our common equity. Our current financing agreements, as amended and restated on June 16, 2025, allow us to make up to four cash dividends or distributions of our stock in any fiscal year in an amount not to exceed $100 million in the aggregate per fiscal year. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Arrangements.”

In January 2017, our Board adopted a dividend policy under which it intends to pay a regular annual cash dividend on our Common Stock and Class A Stock. The Board contemplated that the regular annual dividend would be declared around the conclusion of the Company’s fiscal year and paid in the first quarter of each fiscal year. We have paid or declared an annual dividend each year since 2017.

The Board will review the dividend policy regularly and any future annual or special dividends (whether such are paid and, if so, the amount and timing of payment) will be at the discretion of the Board, after taking into account a variety of factors, including cash flows, borrowing availability under our Credit Facility, and earnings and financial position of the Company. There can be no assurance that dividends will be declared or paid in the future. Pursuant to our Restated Certificate of Incorporation, any dividends paid on our Common Stock must be equivalent to the dividends paid on our Class A Stock.

The frequency and amount of cash dividends declared for each class of common stock for the two most recently completed fiscal years and dividends declared as of the date of this Report are as follows:

•
On July 17, 2024 our Board declared an annual and special cash dividend of $0.85 and $1.25, respectively, that was paid to holders of Common Stock and Class A Stock on September 11, 2024.
•
On July 15, 2025 our Board declared an annual and special cash dividend of $0.90 and $0.60, respectively, that was paid to holders of Common Stock and Class A Stock on September 11, 2025.
•
On October 29, 2025 our Board declared a special cash dividend of $1.00 that was paid to holders of Common Stock and Class A Stock on December 30, 2025.
•
On March 30, 2026 our Board declared a special cash dividend of $1.50 that was paid to holders of Common Stock and Class A Stock on May 21, 2026.
•
Subsequent to the end of fiscal 2026, the Board declared an annual and special cash dividend of $0.95 and $1.05, respectively, that will be paid to holders of our Common Stock and Class A Stock on September 9, 2026.

For purposes of the calculation of the aggregate market value of our voting stock held by non-affiliates as set forth on the cover page of this Report, we did not consider any of the siblings or spouses of Jasper B. Sanfilippo, Sr. or Mathias A. Valentine, or any of the lineal descendants of either Jasper B. Sanfilippo, Sr., Mathias A. Valentine or such siblings (other than those who are our executive officers, directors or those in the foregoing who have expressly formed a group within the meaning of Section 13(d)(3) of the Exchange Act) as an affiliate. See “Review of Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2026 Annual Meeting and “Relationships Among Certain Directors and Executive Officers” appearing immediately before Part II of this Report.

Securities Authorized under Equity Compensation Plans

The following table sets forth information as of June 25, 2026, with respect to equity securities authorized for issuance pursuant to equity compensation plans previously approved by our stockholders and equity compensation plans not previously approved by our stockholders.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column(a))
Equity compensation plans approved by stockholders — stock options	—	—	530,848
Equity compensation plans approved by stockholders — restricted stock units and performance restricted stock units	184,675	—	530,848
Equity compensation plans not approved by stockholders	—	—	—

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

Consolidated Statement of Comprehensive Income Data: (dollars in thousands, except per share data)

	Year Ended
	June 25, 2026	June 26, 2025	June 27, 2024	June 29, 2023	June 30, 2022
Net sales	$1,175,673	$1,107,246	$1,066,783	$999,686	$955,868
Cost of sales	964,492	903,775	852,644	788,055	756,241
Gross profit	211,181	203,471	214,139	211,631	199,627
Selling and administrative expenses	121,983	118,760	128,952	121,407	112,190
Income from operations	89,198	84,711	85,187	90,224	87,437
Interest expense	2,429	3,552	2,549	2,159	1,921
Rental and miscellaneous expense, net	2,238	1,849	1,301	1,321	1,347
Pension expense (excluding service costs)	1,556	1,445	1,400	1,394	2,473
Income before income taxes	82,975	77,865	79,937	85,350	81,696
Income tax expense	21,041	18,931	19,688	22,493	19,909
Net income	$61,934	$58,934	$60,249	$62,857	$61,787
Basic earnings per common share	$5.29	$5.06	$5.19	$5.43	$5.36
Diluted earnings per common share	$5.26	$5.03	$5.15	$5.40	$5.33
Cash dividends declared per share	$4.00	$2.10	$3.00	$4.75	$3.00

Consolidated Balance Sheet Data: (dollars in thousands)

	June 25, 2026	June 26, 2025	June 27, 2024	June 29, 2023	June 30, 2022
Working capital	$181,378	$190,378	$168,145	$168,742	$160,402
Total assets	658,581	597,603	515,575	425,287	447,262
Long-term debt, less current maturities	43,567	14,564	6,365	7,102	7,774
Total debt	83,234	73,089	27,522	7,774	51,362
Stockholders’ equity	379,948	360,697	322,613	292,207	278,821

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•
References herein to fiscal 2027 are to the fiscal year ending June 24, 2027.
•
References herein to fiscal 2026, fiscal 2025 and fiscal 2024 are to the fiscal years ended June 25, 2026, June 26, 2025 and June 27, 2024, respectively.

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

Our Long-Range Plan defines our future growth priorities, including accelerating our private brand business with key customers in high-growth snacking categories, most notably private brand bars. The Long-Range Plan also emphasizes expanding branded distribution behind Orchard Valley Harvest and Fisher via insight-driven product and packaging innovation in our consumer and commercial ingredients channels, while strategically partnering with leading brands in our contract manufacturing channel. Execution of the Long-Range Plan is anchored in delivering value-added solutions and high-quality, innovative products based on our extensive industry and consumer expertise. Growth in private brand bars will be supported by our ongoing capacity expansion and a robust innovation pipeline, with continued focus on nutrition and protein bars. For our branded nut and trail mix business, we are focused on attracting new consumers through product innovation, broader distribution across traditional and alternative channels and expanded purchasing occasions, including club stores and e-commerce. Promotional and advertising investments are being prioritized to drive branded volume growth, supported by an omni-channel strategy across recipe nuts, snack nuts and trail mix. Our Long-Range Plan includes growth through product and packaging innovation and targeted, opportunistic acquisitions. To support these initiatives, we have made significant capital investments in equipment and infrastructure improvements to expand our production capabilities, improve efficiency and enhance product offerings for our customers.

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

Additional challenges include higher food and input costs driven by increasing underlying commodity acquisition costs as well as actual, potential or threatened U.S. and foreign tariffs on key commodities, raw materials and manufacturing equipment. Ongoing uncertainty around global conflict in the Middle East and interest rates may further impact economic growth and consumer spending resulting in reduced demand for private brand and branded snack products, including snack nuts, trail mix and bars. We also continue to operate amid intense industry competition, potential economic downturns in the markets in which we operate and ongoing supply chain volatility. To stay compliant with recent changes in employment laws across states where we operate and remain competitive in attracting qualified talent, we expect our labor costs to continue to increase.

Inflation and Consumer Trends

We continue to face changing marketplace trends that impact our categories. Retail prices across snack nuts and trail mix have generally risen due to increased commodity costs and evolving global trade agreements. These higher prices, paired with general economic uncertainty, are causing consumers to purchase fewer snack products. As a result, sales volumes for snack nuts, trail mix and mainstream bars are declining for the Company and the industry overall. Many consumers are shifting to private brands, more affordable nuts or bars or choosing snacks outside these categories altogether. Consumers are also shifting to more value-focused retailers, such as mass merchandising retailers and club stores, not all of which we distribute or sell to. Additionally, emerging health and wellness trends, use of GLP-1 drugs and other consumer health priorities may also impact consumers' purchasing behavior, including decreased purchasing of snack foods. In response, we are focusing on our existing products in our portfolio that address these trends, as well as our strengths by leveraging our expertise in snack nut and trail mix and bars categories, development of additional products that are on-trend, improving efficiency, innovating in product and packaging and carefully managing trade spending and pricing to support our products.

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

In February 2026, the U.S. Supreme Court ruled that tariffs imposed by executive order under the International Emergency Economic Powers Act (“IEEPA”) exceeded U.S. Presidential authority. Subsequently, the Court of International Trade ordered U.S. Customs and Border Patrol to develop a framework for refunding such tariffs. Following the Supreme Court ruling, the President implemented a temporary worldwide baseline tariff of 10% under Section 122 of the Trade Act of 1974 (the “Trade Act”). These tariffs are time limited and expired in early fiscal 2027. In March 2026, the U.S. Trade Representative launched several investigations under Section 301 of the Trade Act into the failure of numerous trading partners to prohibit or effectively enforce bans on imports produced with forced labor. These investigations resulted in country-specific additional tariffs imposed by the U.S. President of 10% or 12.5% which became effective on July 24, 2026. These Section 301 tariffs have been challenged as exceeding U.S. Presidential authority. The ongoing and ultimate impact of tariffs may be difficult to predict as their amount and duration are uncertain, making our planning process more difficult. The threat of tariffs may also have adverse implications to our business and the business of our suppliers and customers. We typically are not the importers of record for commodities that we procure from non-U.S. sources. It is uncertain when or if, and in what amount, any eventual tariff refunds our vendors receive may be passed onto us. We are the importers of record for the capital equipment we are purchasing from European vendors and paid approximately $4.0 million in IEEPA tariffs in the third quarter of fiscal 2026. In the fourth quarter of fiscal 2026, we received a refund of IEEPA tariffs paid of approximately $4.0 million.

While we do not have direct exposure to suppliers in Russia, Ukraine, Iran or Israel, the conflicts and prospects for conflict in these regions could continue to result in volatile commodity markets, supply chain disruptions and increased costs, including energy and shipping costs.

Trucking capacity continues to slowly decline, potentially leading to further instability in the transportation industry. While indicators suggest transportation prices are stabilizing, the overall transportation environment remains unpredictable. Additionally, fuel prices have been unpredictable and may vary depending on economic activity in the areas where we ship and receive goods as well as prevailing oil prices. We have seen fuel prices increase due to recent military operations in and around Iran, which have led to volatility in the price of crude oil. Fuel prices could continue to remain volatile as the conflict persists.

Among our most significant ingredient requirements are cocoa products, dried fruits, sweeteners, vegetable oils, rolled oats, flour and dairy. Many of these materials and their associated costs are subject to price fluctuations from several factors, including changing commodity markets, demand for raw materials, weather, growing and harvesting conditions, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), ongoing political instability and other factors beyond our control.

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

We focus on remaining agile by identifying risks proactively, modifying inventory and production plans and diversifying our supplier base to mitigate risk of customer order shortages and our supply chain. We continue to proactively manage our business in response to the evolving global economic environment and related uncertainties and intend to take steps to further mitigate impacts to our supply chain as they develop. If unforeseen supply chain pressures emerge or worsen, or we cannot obtain the transportation and labor services needed to obtain raw materials or fulfill customer orders, such shortages and supply chain issues could have an unfavorable impact on net sales and our operations.

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

Similar to other commodity-dependent businesses, extreme weather events can have an unfavorable impact on our business. Floods, hurricanes, wildfires, extreme rainfall, tornadoes, blizzards, droughts, mudslides, poor air quality and extreme temperatures can affect our ability to obtain adequate (or acceptable quality) inputs, including fruit and nut materials, and our ability to manufacture products in our facilities. These extreme weather events can also have an adverse impact on the transportation industry and supply chains upon which we rely. Climate change can also result in unfavorable impacts that are unique to our business, especially for normal crop development. Below are some examples of essential weather conditions that must be present for normal development of the crops from which we derive the major raw materials we use in our products.

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

Annual Highlights

•
Our net sales for fiscal 2026 increased $68.4 million, or 6.2%, to $1,175.7 million compared to fiscal 2025.
•
Gross profit increased $7.7 million and our gross profit margin, as a percentage of net sales, decreased to 18.0% in fiscal 2026 from 18.4% in fiscal 2025.
•
Total operating expenses for fiscal 2026 increased $3.2 million, or 2.7%, to $122.0 million. Operating expenses, as a percentage of net sales, were 10.4% of net sales in fiscal 2026 compared to 10.7% of net sales in fiscal 2025.
•
Diluted earnings per share increased approximately 4.6% compared to fiscal 2025.
•
Our strong financial position allowed us to invest $88.1 million in property and equipment and pay cash dividends totaling $46.8 million during fiscal 2026.
•
The total value of inventories on hand at the end of fiscal 2026 decreased $8.8 million, or 3.4%, in comparison to the total value of inventories on hand at the end of fiscal 2025. We have seen acquisition costs increase for pecans and almonds, while costs of walnuts, peanuts and cashews decreased in the 2025 crop year (which falls into our 2026 fiscal year).

Results of Operations

The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2026 to fiscal 2025 and from fiscal 2025 to fiscal 2024.

	Percentage of Net Sales			Percentage Change
	Fiscal 2026	Fiscal 2025	Fiscal 2024	Fiscal 2026 vs. 2025	Fiscal 2025 vs. 2024
Net sales	100.0%	100.0%	100.0%	6.2%	3.8%
Gross profit	18.0	18.4	20.1	3.8	(5.0)
Selling expenses	6.7	7.1	7.8	0.0	(4.5)
Administrative expenses	3.7	3.6	4.5	8.1	(17.9)

Fiscal 2026 Compared to Fiscal 2025

Net Sales

Our net sales increased 6.2% to $1,175.7 million for fiscal 2026 from $1,107.2 million for fiscal 2025. The increase in net sales was attributable to an 8.9% increase in weighted average selling price per pound, which was primarily due to pricing actions taken in response to higher commodity acquisition costs for all major tree nuts. Sales volume, which is defined as pounds sold to customers, decreased 2.5%. Sales volume declined for substantially all major product types but increased for walnuts, pecans and peanuts.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments from gross sales to net sales, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2026	Fiscal 2025
Peanuts & Peanut Butter	15.5%	16.4%
Pecans	9.6	9.4
Cashews & Mixed Nuts	18.8	17.6
Walnuts	6.8	4.9
Almonds	7.5	7.2
Trail & Snack Mixes	23.6	24.2
Bars	12.5	14.0
Other	5.7	6.3
Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2026	Fiscal 2026 Percent of Total	Fiscal 2025	Fiscal 2025 Percent of Total	$ Change	Fiscal 2026 to Fiscal 2025 Percent Change
Consumer (1)	$960,474	81.7%	$907,222	82.0%	$53,252	5.9%
Commercial Ingredients	120,084	10.2	108,941	9.8	11,143	10.2
Contract Manufacturing	95,115	8.1	91,083	8.2	4,032	4.4
Total	$1,175,673	100.0%	$1,107,246	100.0%	$68,427	6.2%

(1)
Sales of branded products were approximately 15% and 16% of total consumer channel sales during fiscal 2026 and 2025, respectively. Fisher branded products were approximately 68% and 63% of branded sales during fiscal 2026 and 2025, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased $53.3 million, or 5.9%, and sales volume decreased 4.5% in fiscal 2026 compared to fiscal 2025. The sales volume decrease was driven by a 3.6% decrease in private brand sales volume due to lower volume in bars and peanut butter, while nuts and trail mix sales volume remained relatively flat. Bar sales were impacted by continued category softness at a mass merchandise retailer. Our strategic decision to reduce sales to a grocery store retailer also contributed to the overall decline in bar volume. Peanut butter volume declined primarily due to a product discontinuation at a mass merchandiser. Nuts and trail mix volume was impacted by elevated retail prices, reduced promotional activity and discontinuation of underperforming items. These declines were largely offset by initial shipments to a new grocery retailer, new private brand walnut business with an existing customer and increased sales resulting from promotional pricing on walnuts and peanuts at an online retailer. Branded sales volume decreased 10.8% primarily due to lost distribution of Orchard Valley Harvest at a major non-food customer.

Net sales in the commercial ingredients distribution channel increased 10.2% in dollars and sales volume increased 4.7% in fiscal 2026 compared to fiscal 2025. The sales volume increase was due to higher food services sales at existing customers and sales to one new customer. Increased sales of peanut crushing stock also contributed to the overall growth.

Net sales in the contract manufacturing distribution channel increased 4.4% in dollars and sales volume increased 2.9% in fiscal 2026 compared to fiscal 2025. The sales volume increase was due to increased sales to a customer added during the second quarter of fiscal 2025. This customer currently provides the majority of the raw ingredients for these products, and the Company processes and packages these products. This increase was largely offset by decreased granola sales volume and lower peanut butter sales volume to a major customer.

Gross Profit

Gross profit increased 3.8% to $211.2 million in fiscal 2026, from $203.5 million in fiscal 2025. The increase in gross profit was due to customer pricing more closely aligned with commodity acquisition costs and a one-time pricing concession in the first quarter of fiscal 2025 for a bars customer which did not recur in fiscal 2026. The increase was partially offset by $2.7 million of non-recurring recall-related costs associated with dry milk powder supplied by a third-party manufacturer used in the seasoning within certain of our products. Gross profit was also adversely affected by higher customer claims, higher snack bar ingredient costs, manufacturing inefficiencies, and higher freight expenses. Our gross profit margin, as a percentage of sales, decreased to 18.0% for fiscal 2026 from 18.4% for fiscal 2025 mainly due to factors mentioned previously, partially offset by a higher net sales base.

Operating Expenses

Total operating expenses for fiscal 2026 increased $3.2 million to $122.0 million. Operating expenses as a percent of net sales were 10.4% for fiscal 2026 compared to 10.7% for fiscal 2025.

Selling expenses for fiscal 2026 were unchanged at $78.9 million compared to fiscal 2025.

Administrative expenses for fiscal 2026 were $43.0 million, an increase of $3.2 million, or 8.1%, from fiscal 2025. The increase was primarily due to a $8.3 million increase in incentive compensation expense. This was partially offset by a $2.3 million estimated insurance recovery associated with the dry milk powder recall, a $1.8 million favorable change in gain/loss on asset disposals and a $1.2 million decrease in personnel, recruitment and employee compensation expenses.

Income from Operations

Due to the factors discussed above, income from operations was $89.2 million, or 7.6% of net sales, for fiscal 2026, compared to $84.7 million, or 7.7% of net sales, for fiscal 2025.

Interest Expense

Interest expense was $2.4 million for fiscal 2026 compared to $3.6 million for fiscal 2025. The decrease in interest expense was due to lower average line of credit debt levels.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $2.2 million for fiscal 2026 and $1.8 million for fiscal 2025.

Pension Expense (Excluding Service Costs)

Pension expense (excluding service costs) was $1.6 million for fiscal 2026 and $1.4 million for fiscal 2025.

Income Tax Expense

Income tax expense was $21.0 million, or 25.4% of income before income taxes, for fiscal 2026 compared to $18.9 million, or 24.3% of income before income taxes, for fiscal 2025. The increase in the effective tax rate is primarily due to an increase in the disallowed deduction related to officer compensation.

Net Income

Net income was $61.9 million, or $5.29 per common share basic and $5.26 per common share diluted, for fiscal 2026, compared to $58.9 million, or $5.06 per common share basic and $5.03 per common share diluted, for fiscal 2025, due to the factors discussed above.

Fiscal 2025 Compared to Fiscal 2024

The discussion of our results of operations for the fiscal year ended June 26, 2025 compared to the fiscal year ended June 27, 2024 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 26, 2025 and such discussion is incorporated by reference herein.

Liquidity and Capital Resources

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Long-Range Plan through growing our branded and private brand nut and bar businesses, consummate and integrate business acquisitions, return cash to our stockholders through dividends, repay indebtedness and pay amounts owed under our Supplemental Employee Retirement Plan (“SERP”). Also, various uncertainties, including cost uncertainties and tariff payments, could result in additional or unexpected uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. Beginning in fiscal 2025 and continuing into early fiscal 2027, we will invest approximately $90.0 million in capital expenditures and related expenses, excluding any applicable tariffs, to acquire and install equipment, and make related infrastructure improvements to expand our production capabilities, increase our efficiency and further enhance our product offerings to our customers. In fiscal 2025, we obtained an equipment loan to finance a portion of this capital investment and intend to fund the remainder with borrowings under our Credit Facility or with available cash generated from our operations. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility and the Equipment Loan (as defined below) will be sufficient to fund our operations and capital expenditures for the next twelve months. Our available credit under our Credit Facility has allowed us to reinvest in the Company through capital expenditures, develop new products, pay cash dividends, consummate strategic investments and business acquisitions and explore other growth strategies outlined in our Long-Range Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the last two fiscal years (dollars in thousands):

	June 25, 2026	June 26, 2025	2026 to 2025 $ Change
Operating activities	$123,837	$30,545	$93,292
Investing activities	(86,169)	(50,821)	(35,348)
Financing activities	(37,106)	20,377	(57,483)
Total change in cash	$562	$101	$461

Operating Activities. Net cash provided by operating activities was $123.8 million in fiscal 2026, an increase of $93.3 million compared to fiscal 2025. The increase in operating cash flow was due to changes in working capital, primarily for inventory, compared to fiscal 2025.

Total inventories were $245.8 million at June 25, 2026, a decrease of $8.8 million, or 3.4%, from the inventory balance at June 26, 2025. The decrease was due primarily to lower finished goods inventories for bars, lower walnut acquisition costs and lower on hand quantities of pecans and walnuts, which were partially offset by higher commodity acquisition costs for pecans and almonds.

Raw nut and dried fruit input stocks, some of which are classified as work in process, decreased 5.4 million pounds, or 10.1%, at June 25, 2026 compared to June 26, 2025. This decrease was due to lower quantities of pecans and walnuts on hand. This reduction was offset partially by higher quantities of peanuts, almonds and cashews on hand. The weighted average cost per pound of raw nut and dried fruit input stocks on hand at the end of fiscal 2026 increased by 12.1% compared to the end of fiscal 2025, primarily due to higher acquisition costs for pecans and almonds, partially offset by lower acquisition cost of walnuts.

As of June 25, 2026, there are known purchase obligations of $237.9 million which are expected to be settled during fiscal 2027. These purchase obligations primarily represent inventory and capital equipment purchase commitments; however, these amounts exclude purchase commitments under walnut purchase agreements due to the uncertainty of pricing and quantity.

Additional contractual cash obligations include amounts owed for lease commitments and the payments to former officers under the SERP. We believe cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for all contractual cash obligations. See Note 3 — “Leases” and Note 14 — “Retirement Plan” of the Notes to Consolidated Financial Statements for additional information and future maturities.

Investing Activities. Cash used in investing activities was $86.2 million in fiscal 2026. Capital expenditures accounted for an $88.1 million use of cash in fiscal 2026. Slightly offsetting the fiscal 2026 cash outflows for capital asset purchases was $1.5 million of net life insurance proceeds received from existing life insurance contracts and $0.5 million received on sale of non-core equipment.

Cash used in investing activities was $50.8 million in fiscal 2025. Capital expenditures accounted for a $50.7 million use of cash in fiscal 2025.

We expect total capital expenditures for equipment purchases and upgrades for fiscal 2027 to be approximately $48.0 million. This includes all capital expenditures needed to complete the purchase and installation of equipment to expand our production capabilities and related infrastructure improvements as described above, as well as ongoing facility maintenance, food safety enhancements and other expansion needs for our bar business. We expect to fund these capital purchases through a combination of borrowings under our existing Credit Facility, use of available cash from our operations and equipment loan financing. Absent any additional material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under the Credit Facility and equipment financing, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities. Cash used in financing activities was $37.1 million during fiscal 2026. There was a net decrease in borrowings under our Credit Facility of $24.0 million in fiscal 2026 due to improved operating cash flows. We paid dividends totaling $46.8 million in fiscal 2026. We repaid $0.8 million of long-term debt during fiscal 2026. Equipment loan proceeds received were $35.0 million in fiscal 2026. See Note 6 — “Revolving Credit Facility” and Note 7 — “Long-Term Debt” of the Notes to Consolidated Financial Statements for additional information and future maturities.

Cash provided by financing activities was $20.4 million during fiscal 2025. There was a net increase in borrowings under our Credit Facility of $37.2 million in fiscal 2025 due to increasing commodity acquisition costs and capital investments. Equipment loan proceeds received were $9.3 million in fiscal 2025. We paid dividends totaling $24.4 million in fiscal 2025. We repaid $0.7 million of long-term debt during fiscal 2025.

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

The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, liens, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment or refinancing of indebtedness (if such prepayment or refinancing, among other things, is of a subordinate debt, including the Equipment Loan). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility. As of June 25, 2026, we were in compliance with all covenants under the Credit Facility, and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At June 25, 2026, we had $110.7 million of available credit under the Credit Facility. If this entire amount were borrowed at June 25, 2026, we would still be in compliance with all restrictive covenants under the Credit Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. No gain or loss was recorded on the Selma Properties transaction. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114,000 beginning in September 2021. On December 30, 2025 we exercised the final remaining five-year renewal option which extended the lease term to September 2031 and the base monthly lease payment will increase to approximately $121,000 beginning in September 2026. We currently have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. As of June 25, 2026, $5.6 million of the debt obligation was outstanding.

Equipment Loan

On June 16, 2025, the Company entered into a financing agreement with Wells Fargo Bank, N.A. which allows the Company to finance up to $50 million for the purchase of equipment to further expand our production capabilities, increase our efficiency and further enhance our product offerings to our customers (the “Equipment Loan”). The Equipment Loan is provided under a master loan agreement and related equipment schedule(s), and is secured under a Security Agreement which provides for a first priority lien on all equipment and a second priority lien on our accounts receivable and inventory. The Company will be required to make sixty (60) equal monthly payments comprised of principal and interest starting upon distribution of the final loan proceeds which is expected to occur in the first half of fiscal 2027. The fixed interest rate (SOFR plus an applicable margin of 1.49%) will be calculated at that point in time as well. The Equipment Loan contains a graded prepayment penalty if the loan is paid off within thirty-six (36) months of commencement. The Company will make monthly interest-only payments of SOFR plus an applicable margin of 1.60% prior to the delivery and acceptance of the equipment and distribution of the final loan proceeds which will be capitalized as part of the equipment acquisition cost. As of June 25, 2026, $44.3 million of such loan commitment under the Equipment Loan was outstanding.

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

The most significant assumption for pension plan accounting is the discount rate. We select a discount rate each year (as of our fiscal year end measurement date) for our plan based upon a hypothetical corporate bond portfolio for which the cash flows match the year-by-year projected benefit cash flows for our pension plan. The hypothetical bond portfolio is comprised of high-quality fixed income debt securities (usually Moody’s Aa3 or higher) available at the measurement date. Based on this information, the discount rate selected by us for determination of pension expense was 5.49% for fiscal 2026, 5.45% for fiscal 2025, and 5.12% for fiscal 2024. A 25-basis point increase or decrease in our discount rate assumption for fiscal 2026 would have resulted in an immaterial change in our pension expense for fiscal 2026. For our year end pension obligation determination, we selected discount rates of 5.59% and 5.49% for fiscal years 2026 and 2025, respectively.

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

We are unable to engage in hedging activity related to commodity prices, because there are no established futures markets for nuts; therefore, we can only attempt to pass on the commodity cost increases in the form of price increases to our customers. A hypothetical 1% increase in material costs, without a corresponding price increase, would have decreased gross profit approximately $7.1 million for fiscal 2026. See Part I, Item 1A — “Risk Factors” for a further discussion of the risks and uncertainties related to commodity prices of raw materials and the impact thereof on our business.

Approximately 28% of the dollar value of our total nut, dried fruit and oat purchases for fiscal 2026 were made from foreign countries, and while these purchases were payable in U.S. dollars and therefore we have no foreign currency risk in this regard, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country from where the nuts are purchased, or to other major foreign currencies such as the euro.

We are exposed to interest rate risk on our Credit Facility and Equipment Loan while we are making interest only payments, our only variable rate facilities, because we have not entered into any hedging instruments which fix the floating rate or offset an increase in the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had approximately a $0.2 million impact on our net income and cash flows from operating activities for fiscal 2026.

Item 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of John B. Sanfilippo & Son, Inc. and its subsidiaries (the “Company”) as of June 25, 2026 and June 26, 2025, and the related consolidated statements of comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended June 25, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 25, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 25, 2026 and June 26, 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 25, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 25, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A . Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of the Projected Benefit Obligation related to the Supplemental Employee Retirement Plan

As described in Note 14 to the consolidated financial statements, the Company’s projected benefit obligation related to the SERP is $29,952 thousand as of June 25, 2026. The Supplemental Employee Retirement Plan (SERP) is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. Benefits paid to retirees are based on age at retirement, years of credited service, and average compensation. The most significant assumption related to the Company’s SERP is the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future.

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

August 19, 2026

We have served as the Company’s auditor since 1982.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 25, 2026 and June 26, 2025

(dollars in thousands, except share and per share amounts)

	June 25, 2026	June 26, 2025
ASSETS
CURRENT ASSETS:
Cash	$1,147	$585
Accounts receivable, less allowance for doubtful accounts of $328 and $293, respectively	84,310	76,656
Inventories	245,826	254,600
Prepaid expenses and other current assets	18,028	14,583
TOTAL CURRENT ASSETS	349,311	346,424
PROPERTY, PLANT AND EQUIPMENT:
Land	13,365	13,365
Buildings	125,946	119,315
Machinery and equipment	341,489	326,984
Furniture and leasehold improvements	5,588	5,540
Vehicles	1,273	1,228
Construction in progress	86,924	7,223
	574,585	473,655
Less: Accumulated depreciation	330,883	308,506
	243,702	165,149
Rental investment property, less accumulated depreciation of $16,860 and $16,053, respectively	12,263	13,070
TOTAL PROPERTY, PLANT AND EQUIPMENT	255,965	178,219
OTHER LONG TERM ASSETS:
Intangible assets, net	3,387	4,428
Deferred income taxes	—	5,782
Goodwill	11,750	11,750
Operating lease right-of-use assets	24,584	27,824
Other assets	13,584	23,176
TOTAL ASSETS	$658,581	$597,603

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 25, 2026 and June 26, 2025

(dollars in thousands, except share and per share amounts)

	June 25, 2026	June 26, 2025
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$33,615	$57,584
Current maturities of long-term debt, net, including related party debt of $837 and $808, respectively and net of unamortized debt issuance costs of $26 and $2, respectively	6,052	941
Accounts payable	72,438	60,479
Bank overdraft	237	294
Accrued payroll and related benefits	34,650	18,446
Other accrued expenses	20,941	18,302
TOTAL CURRENT LIABILITIES	167,933	156,046
LONG-TERM LIABILITIES:
Long-term debt, less current maturities, net, including related party debt of $4,719 and $5,557, respectively and net of unamortized debt issuance costs of $168 and $123, respectively	43,567	14,564
Retirement plan	29,193	27,921
Long-term operating lease liabilities, net of current portion	20,648	24,224
Long-term workers' compensation liabilities	10,656	10,603
Other	6,636	3,548
TOTAL LONG-TERM LIABILITIES	110,700	80,860
TOTAL LIABILITIES	278,633	236,906
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 9,213,955 and 9,161,348 shares issued, respectively	92	92
Capital in excess of par value	143,522	139,724
Retained earnings	236,670	221,495
Accumulated other comprehensive income	842	564
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)
TOTAL STOCKHOLDERS’ EQUITY	379,948	360,697
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$658,581	$597,603

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended June 25, 2026, June 26, 2025 and June 27, 2024

(dollars in thousands, except share and per share amounts)

	Year Ended June 25, 2026	Year Ended June 26, 2025	Year Ended June 27, 2024
Net sales	$1,175,673	$1,107,246	$1,066,783
Cost of sales	964,492	903,775	852,644
Gross profit	211,181	203,471	214,139
Operating expenses:
Selling expenses	78,941	78,934	82,694
Administrative expenses	43,042	39,826	48,484
Bargain purchase gain, net	—	—	(2,226)
Total operating expenses	121,983	118,760	128,952
Income from operations	89,198	84,711	85,187
Other expense:
Interest expense including $555, $626 and $691 to related parties, respectively	2,429	3,552	2,549
Rental and miscellaneous expense, net	2,238	1,849	1,301
Pension expense (excluding service costs)	1,556	1,445	1,400
Total other expense, net	6,223	6,846	5,250
Income before income taxes	82,975	77,865	79,937
Income tax expense	21,041	18,931	19,688
Net income	61,934	58,934	60,249
Other comprehensive income, net of tax:
Net actuarial gain (loss) arising during the period	278	(480)	1,248
Other comprehensive income (loss), net of tax	278	(480)	1,248
Comprehensive income	$62,212	$58,454	$61,497
Net income per common share — basic	$5.29	$5.06	$5.19
Net income per common share — diluted	$5.26	$5.03	$5.15
Cash dividends declared per share	$4.00	$2.10	$3.00
Weighted average shares outstanding — basic	11,698,823	11,655,506	11,615,255
Weighted average shares outstanding — diluted	11,777,400	11,724,433	11,687,546

The accompanying notes are an integral part of these consolidated financial statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended June 25, 2026, June 26, 2025 and June 27, 2024

(dollars in thousands, except per share amounts)

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income (Loss)	Stock	Total
Balance, June 29, 2023	2,597,426	$26	9,076,326	$91	$131,986	$161,512	$(204)	$(1,204)	$292,207
Net income						60,249			60,249
Cash dividends ($3.00 per Class A and Common share)						(34,796)			(34,796)
Pension liability adjustment, net of income tax expense of $415							1,248		1,248
Equity award exercises, net of shares withheld for employee taxes			47,612	—	(684)				(684)
Stock-based compensation expense					4,389				4,389
Balance, June 27, 2024	2,597,426	$26	9,123,938	$91	$135,691	$186,965	$1,044	$(1,204)	$322,613
Net income						58,934			58,934
Cash dividends ($2.10 per Class A and Common share)						(24,404)			(24,404)
Pension liability adjustment, net of income tax benefit of $160							(480)		(480)
Equity award exercises, net of shares withheld for employee taxes			37,410	1	(490)				(489)
Stock-based compensation expense					4,523				4,523
Balance, June 26, 2025	2,597,426	$26	9,161,348	92	$139,724	$221,495	$564	$(1,204)	$360,697
Net income						61,934			61,934
Cash dividends ($4.00 per Class A and Common share)						(46,759)			(46,759)
Pension liability adjustment, net of income tax expense of $93							278		278
Equity award exercises, net of shares withheld for employee taxes			52,607		(414)				(414)
Stock-based compensation expense					4,212				4,212
Balance, June 25, 2026	2,597,426	$26	9,213,955	$92	$143,522	$236,670	$842	$(1,204)	$379,948

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 25, 2026, June 26, 2025 and June 27, 2024

(dollars in thousands)

	Year Ended June 25, 2026	Year Ended June 26, 2025	Year Ended June 27, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,934	$58,934	$60,249
Depreciation and amortization	28,198	26,930	24,581
Amortization of operating lease right-of-use assets	5,102	4,539	2,023
(Gain) loss on disposition of properties, net	(331)	1,450	558
Deferred income tax expense (benefit)	8,125	(2,492)	(704)
Stock-based compensation expense	4,212	4,523	4,389
Bargain purchase gain, net	—	—	(2,226)
Change in assets and liabilities, net of Acquisitions:
Accounts receivable, net	(7,773)	8,342	(12,106)
Inventories	8,774	(58,037)	11,873
Prepaid expenses and other current assets	(2,386)	(2,613)	(4,216)
Accounts payable	4,113	6,838	10,558
Accrued expenses	18,587	(14,955)	8,407
Income taxes receivable/payable	(1,059)	108	(1,944)
Other long-term liabilities	(4,477)	(186)	(896)
Other long-term assets	(983)	(4,186)	(59)
Other, net	1,801	1,350	1,186
Net cash provided by operating activities	123,837	30,545	101,673
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(88,089)	(50,712)	(28,312)
Business acquisitions, net	—	—	(58,974)
Other, net	1,920	(109)	(63)
Net cash used in investing activities	(86,169)	(50,821)	(87,349)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term (repayments) borrowings	(23,969)	37,164	20,420
Principal payments on long-term debt	(809)	(737)	(672)
(Decrease) increase in bank overdraft	(57)	(251)	260
Dividends paid	(46,759)	(24,404)	(34,796)
Proceeds from issuance of debt	34,992	9,265	—
Debt issue costs	(90)	(170)	(316)
Taxes paid related to net share settlement of equity awards	(414)	(490)	(684)
Net cash (used in) provided by financing activities	(37,106)	20,377	(15,788)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	562	101	(1,464)
Cash and cash equivalents, beginning of period	585	484	1,948
Cash, end of period	$1,147	$585	$484
Supplemental disclosures of cash flow information:
Interest paid	$2,456	$3,290	$2,370

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

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States, and we also manufacture and distribute a complete portfolio of private brand snack and nutrition bars (“bars”). These nuts are primarily sold under a variety of private brand names, as well as our Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts brand names. We market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including bars, peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, granola, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under our brand names and under private brands. Our products are sold through three core distribution channels, including food retailers in the consumer channel, commercial ingredient users and contract manufacturing customers.

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

Accounts Receivable

Accounts receivable are stated at the amounts charged to customers less allowances for doubtful accounts and reserves for estimated cash discounts and customer deductions. The allowance for doubtful accounts is calculated by specifically identifying customers that are credit risks and estimating the extent that other non-specifically identified customers will become credit risks. Account balances are charged off against the allowance when we conclude that it is probable the receivable will not be recovered. Bad debt expense was $35, $0 and $100 for the years ended June 25, 2026, June 26, 2025 and June 27, 2024, respectively. The reserve for estimated cash discounts is based on historical experience. The reserve for customer deductions represents known customer short payments and an estimate of future credit memos that will be issued to customers related to rebates and allowances for marketing and promotions based on agreed upon programs and historical experience.

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

Depreciation expense for the last three fiscal years is as follows:

	Year Ended June 25, 2026	Year Ended June 26, 2025	Year Ended June 27, 2024
Depreciation expense	$27,157	$25,536	$22,895

Cost is depreciated using the straight-line method over the following estimated useful lives:

Classification	Estimated Useful Lives
Buildings	10 to 30 years
Machinery and equipment	5 to 10 years
Furniture and leasehold improvements	5 to 10 years
Vehicles	3 to 5 years
Computers and software	3 to 10 years

On June 16, 2025, the Company entered into the Equipment Loan (as defined in Note 7 — “Long-Term Debt” below). In accordance with the provisions of ASC 835, Interest, the Company capitalizes interest costs incurred during the construction period of qualifying assets as part of the asset’s acquisition cost, therefore, interest costs incurred directly attributable to the Equipment Loan will be capitalized. The capitalized interest will be included in the carrying amount of the related assets and depreciated over their estimated useful lives once the assets are placed into service. We capitalized interest using the SOFR plus 1.60% interest rate on the equipment loan upon the first disbursement of the loan proceeds following the execution of the Equipment Loan. The interest capitalized in fiscal 2026 was $1,780. The interest capitalized in fiscal 2025 was immaterial and no interest costs were capitalized for fiscal 2024 because no significant project required such capitalization.

Equipment deposits paid on long term capital projects were $3,308 and $12,438 at June 25, 2026 and June 26, 2025, respectively, and are included in Other long term assets in the accompanying Consolidated Balance Sheets.

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

Segment Reporting

We operate in a single reporting unit and operating segment that consists of selling various nut and nut related products and bars through three distribution channels with a similar distribution model. See Note 16 — “Segment Reporting” below for additional information.

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

See Note 5 — “Goodwill and Intangible Assets” below for additional information.

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

Under the goodwill qualitative assessment, various events and circumstances that would affect the estimated fair value of our single reporting unit are identified (similar to the impairment indicators above). During fiscal 2026, we performed a qualitative impairment test which considered the totality of all relevant events or circumstances that affect the fair value or carrying amount of our reporting unit. This qualitative test concluded it is more likely than not that the fair value is greater than its carrying amount.

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

Elgin Rental Property

In April 2005, we acquired property to be used for the Elgin Site. Two buildings are located on the Elgin Site, one of which is an office building. Approximately 79% of the rentable area in the office building is currently vacant. Approximately 29% of the rentable area has not been built-out. The other building, a warehouse, was expanded and modified for use as our principal processing facility and headquarters. The allocation of the purchase price to the two buildings was determined through a third-party appraisal. The value assigned to the office building is included in rental investment property on the balance sheet. The value assigned to the manufacturing building is included in the caption “Property, plant and equipment”.

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

The carrying values of cash, cash equivalents, trade accounts receivable and accounts payable approximate their fair values at June 25, 2026 and June 26, 2025 because of the short-term maturities and nature of these balances.

The carrying value of our Credit Facility (as defined in Note 6 — “Revolving Credit Facility” below) borrowings approximates fair value at June 25, 2026 and June 26, 2025 because interest rates on this instrument approximate current market rates (Level 2 criteria), the short-term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	June 25, 2026	June 26, 2025
Carrying value of current and long-term debt:	$49,813	$15,630
Fair value of current and long-term debt:	48,955	15,329

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

Significant Customers and Concentration of Credit Risk

The highly competitive nature of our business provides an environment for the loss of customers and the opportunity to gain new customers. We are subject to concentrations of credit risk, primarily in trade accounts receivable, and we attempt to mitigate this risk through our credit evaluation process, collection terms and through geographical dispersion of sales. Sales to two customers exceeded 10% of net sales during fiscal 2026, fiscal 2025 and fiscal 2024. In total, sales to these two customers represented approximately 53%, 51% and 52% of our net sales in fiscal 2026, fiscal 2025 and fiscal 2024, respectively. In total, net accounts receivable from these customers were 54% and 52% of net accounts receivable at June 25, 2026 and June 26, 2025, respectively.

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

Marketing and Advertising Costs

Marketing and advertising costs, including consumer insight research and related consulting expenses, are incurred to promote and support branded products primarily in the consumer distribution channel. These costs are generally expensed as incurred, recorded in selling expenses and were as follows for the last three fiscal years:

	Year Ended June 25, 2026	Year Ended June 26, 2025	Year Ended June 27, 2024
Marketing and advertising expense	$9,567	$11,097	$15,705

Shipping and Handling Costs

Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. Shipping and handling costs for the last three fiscal years were as follows:

	Year Ended June 25, 2026	Year Ended June 26, 2025	Year Ended June 27, 2024
Shipping and handling costs	$30,727	$33,800	$32,460

Research and Development Expenses

Research and development expense represents the cost of our research and development personnel and their related expenses and is charged to selling expenses as incurred. Research and development expenses for the last three fiscal years were as follows:

	Year Ended June 25, 2026	Year Ended June 26, 2025	Year Ended June 27, 2024
Research and development expense	$3,334	$3,493	$3,621

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

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 25, 2026, we believe that our deferred tax assets are fully realizable.

Earnings per Share

Basic earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock.

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	Year Ended June 25, 2026	Year Ended June 26, 2025	Year Ended June 27, 2024
Weighted average number of shares outstanding — basic	11,698,823	11,655,506	11,615,255
Effect of dilutive securities:
Restricted stock units and performance stock units	78,577	68,927	72,291
Weighted average number of shares outstanding — diluted	11,777,400	11,724,433	11,687,546

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

Recent Accounting Pronouncements and Tax Legislation

The following recent accounting pronouncement has been adopted in the current fiscal year:

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid by jurisdiction. ASU No. 2023-09 was adopted retrospectively in the current fiscal 2026 10-K with prior year figures re-presented for comparability and had no impact on our Consolidated Financial Statements as this was a disclosure only requirement.

The following recent accounting pronouncement has not yet been adopted:

In November 2024, the FASB issued (and revised in January 2025) ASU 2024-03 and ASU 2025-01: Income Statement - Expense Disaggregation Disclosures (Subtopic 220-40). This update requires entities to disaggregate income statement expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, which will be applicable in our fiscal 2028 10-K. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and disclosures.

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

Product Returns

While customers generally have the right to return defective or non-conforming products, including products involved in a recall, past experience has demonstrated that product returns have generally been immaterial. Customer remedies may include either a cash refund or an exchange of the returned product. As a result, the right of return and related refund liability for non-conforming or defective goods is estimated and recorded as a reduction in revenue, if necessary.

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

Disaggregation of Revenue

Revenue disaggregated by distribution channel is as follows:

	For the Year Ended
Distribution Channel	June 25, 2026	June 26, 2025	June 27, 2024
Consumer	$960,474	$907,222	$872,283
Commercial Ingredients	120,084	108,941	110,483
Contract Manufacturing	95,115	91,083	84,017
Total	$1,175,673	$1,107,246	$1,066,783

NOTE 3 — LEASES

We lease warehouse space, equipment used in the transportation of goods in our warehouses, a limited number of automobiles and semi-trailers and a small office space. Our leases generally do not contain any explicit guarantees of residual value. Additionally, our leases generally do not contain non-lease components, with the exception of the Huntley facility. Our leases for warehouse transportation equipment generally require the equipment to be returned to the lessor in good working order.

Through a review of our contracts, we determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. For our Huntley warehouse leases, we have extension options that were not considered reasonably certain of exercise at lease commencement. Accordingly, these optional renewal periods were excluded from the determination of the lease term and were not included in the measurement of the related operating lease liabilities and right-of-use assets. None of our other leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 6.4 years.

It is our accounting policy not to apply lease recognition requirements to short-term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. We have also made the policy election to not separate lease and non-lease components for all leases.

The following table provides supplemental information related to operating lease right-of-use assets and liabilities:

	June 25, 2026	June 26, 2025	Affected Line Item in Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$24,584	$27,824	Operating lease right-of-use assets
Total lease right-of-use assets	$24,584	$27,824
Liabilities
Current:
Operating leases	$5,228	$4,515	Other accrued expenses
Noncurrent:
Operating leases	20,648	24,224	Long-term operating lease liabilities
Total lease liabilities	$25,876	$28,739

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	Year Ended June 25, 2026	Year Ended June 26, 2025	Year Ended June 27, 2024
Operating lease costs (a)	$7,676	$7,379	$3,147
Variable lease costs (b)	1,066	1,282	(25)
Total Lease Cost	$8,742	$8,661	$3,122

(a)
Includes short-term leases which are immaterial.
(b)
Variable lease costs consist of sales tax and lease overtime charges along with reimbursement to the lessor for property taxes and insurance which were recognized in the period incurred.

Supplemental cash flow and other information related to leases was as follows:

	Year Ended June 25, 2026	Year Ended June 26, 2025	Year Ended June 27, 2024
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$6,559	$5,609	$2,636
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$1,862	$4,959	$23,000

	June 25, 2026	June 26, 2025
Weighted Average Remaining Lease Term (in years)	4.8	5.7
Weighted Average Discount Rate	6.7%	6.7%

Maturities of operating lease liabilities as of June 25, 2026 are as follows:

Fiscal Year Ending
June 24, 2027	$6,766
June 29, 2028	6,525
June 28, 2029	5,618
June 27, 2030	4,747
June 26, 2031	4,217
Thereafter	2,446
Total lease payments	30,319
Less imputed interest	(4,443)
Present value of operating lease liabilities	$25,876

On January 15, 2026, the Company executed a 10 year lease for the remaining 285,000 square feet in the current warehouse we rent in Huntley, Illinois. The original warehouse space of approximately two thirds of the building was leased starting in fiscal 2024 near our largest facility in Elgin, Illinois (the “Elgin Site”), and upon the commencement of this lease, we will occupy the entire building. The warehouse will be primarily utilized to store finished goods and non-food inventory, to operate as a distribution center and perform light manufacturing activities. Since the lease for the remaining space has not yet commenced, approximately $17,943 of additional operating leases are not reflected in the Consolidated Balance Sheet and tables above. The lease for the remaining space in the Huntley facility is scheduled to commence in the first quarter of fiscal 2027 with an initial term of 10 years.

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

Leasing revenue is as follows:

	Year Ended June 25, 2026	Year Ended June 26, 2025	Year Ended June 27, 2024
Lease income related to lease payments	$1,037	$1,479	$2,010

The future minimum, undiscounted fixed cash flows under non-cancelable tenant operating leases for each of the next five years and thereafter is presented below.

Fiscal Year Ending
June 24, 2027	$1,397
June 29, 2028	831
June 28, 2029	765
June 27, 2030	757
June 26, 2031	763
Thereafter	1,887
$6,400

NOTE 4 — INVENTORIES

Inventories consist of the following:

	June 25, 2026	June 26, 2025
Raw material and supplies	$93,465	$95,350
Work-in-process and finished goods	152,361	159,250
	$245,826	$254,600

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following:

	June 25, 2026	June 26, 2025
Customer relationships	$21,350	$21,350
Brand names	17,070	17,070
Product formulas	850	850
Non-compete agreements	300	300
Total intangible assets, gross	39,570	39,570
Less accumulated amortization:
Customer relationships	(21,350)	(21,179)
Brand names	(14,093)	(13,388)
Product formulas	(440)	(283)
Non-compete agreements	(300)	(292)
Total accumulated amortization	(36,183)	(35,142)
Net intangible assets	$3,387	$4,428

Customer relationships primarily relate to the fiscal 2018 Squirrel Brand acquisition and the fiscal 2010 Orchard Valley Harvest (“OVH”) acquisition, which are fully amortized. The brand names consist primarily of the Squirrel Brand, Southern Style Nuts, OVH and the Fisher brand names. The Fisher and OVH brand names are fully amortized.

Total amortization expense related to intangible assets, which is classified in administrative expense in the Consolidated Statement of Comprehensive Income, was as follows for the last three fiscal years:

	Year Ended June 25, 2026	Year Ended June 26, 2025	Year Ended June 27, 2024
Amortization of intangible assets	$1,041	$1,394	$1,686

Expected amortization expense the next five fiscal years is as follows:

Fiscal Year Ending
June 24, 2027	$847
June 29, 2028	677
June 28, 2029	496
June 27, 2030	400
June 26, 2031	400

Our gross goodwill balance was $20,516 and accumulated impairment loss of $8,766 resulted in net goodwill of $11,750 as of June 25, 2026. The net goodwill is predominately from the Squirrel Brand acquisition. There were no changes in the carrying amount of goodwill during the last two fiscal years.

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

On June 16, 2025, we entered into the Consent and Third Amendment to our Amended and Restated Credit Agreement (the “Third Amendment”), which defined and included the Equipment Loan (as defined below in Note 7 — “Long-Term Debt” below).

At June 25, 2026 the weighted average interest rate for the Credit Facility was 5.33%. At June 26, 2025 the weighted average interest rate for the Credit Facility was 6.09%. At June 25, 2026 and June 26, 2025, our unused letters of credit were $4,295 and $4,515, respectively. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, liens, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment or refinancing of indebtedness (if such prepayment or refinancing, among other things, is of a subordinate debt, including the Equipment Loan). If loan availability under the Borrowing Base Calculation falls below $25,000, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of certain other defaults by us under the Credit Facility. As of June 25, 2026, we were in compliance with the financial covenant under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the next twelve months. At June 25, 2026, we had $110,680 of available credit under the Credit Facility, which reflects borrowings of $33,615 and reduced availability as a result of $5,705 in outstanding letters of credit. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

NOTE 7 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 25, 2026	June 26, 2025
Selma, Texas facility financing obligation to related parties, due in monthly installments of $114 (including interest at 9.25%) through September 1, 2026 and $121 (including interest at 11.85%) through September 1, 2031	5,556	6,365
Equipment Loan financing obligation to Wells Fargo Bank, N.A due in monthly installments (a)	44,257	9,265
Unamortized debt issuance costs	(194)	(125)
	49,619	15,505
Less: Current maturities, net of unamortized debt issuance costs	(6,052)	(941)
Total long-term debt, net of unamortized debt issuance costs	$43,567	$14,564

(a)
Equipment Loan funds will be disbursed by the lender in variable installments. The payback period will begin upon disbursement of the final loan proceeds expected to occur in the first half of fiscal 2027. The fixed interest rate will be calculated at that point in time as well.

Selma Properties

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14,300 and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties had an initial ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we signed a lease renewal which exercised two five-year renewal options and extended the term of our Selma lease to September 18, 2026. At the end of each five-year renewal option, the base monthly lease amounts are reassessed, and the monthly payments increased to $114 beginning in September 2021. On December 30, 2025 we exercised the final remaining five-year renewal option which extended the lease term to September 2031 and the base monthly lease payment will increase to approximately $121 beginning in September 2026. We currently have the option to purchase the Selma Properties from the lessor at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14,300 purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby the purchase price was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting.

Equipment Loan

On June 16, 2025, the Company entered into a financing agreement with Wells Fargo Bank, N.A. which allows the Company to finance up to $50,000 for the purchase of equipment to further expand our production capabilities, increase our efficiency and further enhance our product offerings to our customers (the “Equipment Loan”). The Equipment Loan is provided under a master loan agreement and related equipment schedule(s), and is secured under a Security Agreement which provides for a first priority lien on all equipment and a second priority lien on our accounts receivable and inventory. The Company will be required to make sixty (60) equal monthly payments comprised of principal and interest starting upon distribution of the final loan proceeds which is expected to occur in the first half of fiscal 2027. The fixed interest rate (SOFR plus an applicable margin of 1.49%) will be calculated at that point in time as well. Any change in the SOFR rate from our estimates in the disclosed tables will have an insignificant impact on the schedules. The Equipment Loan contains a graded prepayment penalty if the loan is paid off within thirty-six (36) months of commencement. The Company will make monthly interest-only payments of SOFR plus an applicable margin of 1.60% prior to the delivery and acceptance of the equipment and distribution of the final loan proceeds which will be capitalized as part of the equipment acquisition cost.

Aggregate maturities of long-term debt are as follows:

Fiscal Year Ending
June 24, 2027	6,078
June 29, 2028	9,159
June 28, 2029	9,728
June 27, 2030	10,337
June 26, 2031	10,988
Thereafter	3,523
$49,813

NOTE 8 — INCOME TAXES

The provision for income taxes is based entirely on income before income taxes from continuing operations earned in the United States, thus there are no foreign amounts to separately disaggregate, and is as follows for the last three fiscal years:

	For the Year Ended
	June 25, 2026	June 26, 2025	June 27, 2024
Current:
Federal	$8,496	$16,736	$15,405
State	4,420	4,687	4,987
Total current expense	12,916	21,423	20,392
Deferred:
Deferred federal	8,430	(2,009)	209
Deferred state	(305)	(483)	(913)
Total deferred tax benefit	8,125	(2,492)	(704)
Total income tax expense	$21,041	$18,931	$19,688

The following table presents the differences between the Company's income tax provision and the amounts computed at the federal statutory income tax rate, on a dollar and percentage basis, since the adoption of ASU 2023-09 in the current fiscal year, for the last three fiscal years:

	June 25, 2026		June 26, 2025		June 27, 2024
U.S. federal statutory income tax rate	$17,425	21.0%	$16,352	21.0%	$16,802	21.0%
State and local income taxes, net of federal tax effect (a)	3,310	4.0	3,131	4.0	2,887	3.6
Tax credits	(855)	(1.0)	(755)	(1.0)	(748)	(0.9)
Nontaxable and nondeductible items
Section 162(m) limitation	1,095	1.3	164	0.2	1,127	1.4
Other	3	—	(166)	(0.2)	(843)	(1.1)
Changes in unrecognized tax benefits	125	0.2	319	0.4	358	0.5
Other adjustments	(62)	(0.1)	(114)	(0.1)	105	0.1
Effective tax rate	$21,041	25.4%	$18,931	24.3%	$19,688	24.6%

(a)
Illinois and California made up the majority (greater than 50%) of the tax effect within this category for all periods presented.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Deferred tax assets and liabilities are comprised of the following:

	June 25, 2026	June 26, 2025
Deferred tax (liabilities) assets:
Accounts receivable	$451	$405
Employee compensation	2,465	2,558
Inventory	490	621
Depreciation	(19,172)	(15,902)
Capitalized leases	995	1,064
Goodwill and intangible assets	(44)	240
Retirement plan	7,488	7,185
Workers’ compensation	1,854	1,746
Share based compensation	2,072	2,085
Research related expenditures	356	5,035
Other	609	745
Net deferred tax (liability) asset	$(2,436)	$5,782

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the character necessary during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. If or when recognized, the tax benefits relating to any reversal of any valuation allowance will be recognized as a reduction of income tax expense.

For the years ending June 25, 2026 and June 26, 2025, unrecognized tax benefits and accrued interest and penalties were $825 and $780. Accrued interest and penalties related to uncertain tax positions are not material for any periods presented. Interest and penalties within income tax expense were not material for any period presented. The total gross amounts of unrecognized tax benefits were $823 and $807 at June 25, 2026 and June 26, 2025, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 25, 2026	June 26, 2025	June 27, 2024
Beginning balance	$807	$733	$463
Gross (decreases) increases — tax positions in prior year	(14)	52	146
Settlements	(118)	(141)	(104)
Gross increases — tax positions in current year	237	251	311
Lapse of statute of limitations	(89)	(88)	(83)
Ending balance	$823	$807	$733

Unrecognized tax benefits, that if recognized, would affect the annual effective tax rate on income from continuing operations, are as follows:

	June 25, 2026	June 26, 2025	June 27, 2024
Unrecognized tax benefits that would affect annual effective tax rate	$818	$770	$682

The total cash paid for income taxes, net of refunds received, for the last three fiscal years is as follows:

	June 25, 2026	June 26, 2025	June 27, 2024
U.S. federal	$9,795	$16,540	$17,598
State
Illinois	2,096	2,199	2,069
California	500	1,125	482
Other states	1,537	1,348	1,936
Total cash paid for income taxes (net of refunds)	$13,928	$21,212	$22,085

We file income tax returns with federal and state tax authorities within the United States of America. Our federal tax returns are open for audit for fiscal 2023 through 2025. Our Illinois tax return for fiscal 2025 is open for audit. Our California tax returns for fiscal 2022 through 2025 are open for audit. No other tax jurisdictions are material to us.

Public Law No. 119-21, commonly known as the One, Big, Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains significant tax law changes with various effective dates affecting business taxpayers. Among the tax law changes that will impact the Company relate to the timing of certain tax deductions including depreciation expense and research and development expenditures. This has led to lower cash tax payments in the near term combined with an increase in our deferred tax liability. The Company implemented the Act’s tax law changes in the first quarter of fiscal 2026. The Act did not have any impact to our overall tax expense but impacted the timing of cash taxes paid and the allocation of tax expense between current and deferred.

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

NOTE 11 — STOCK-BASED COMPENSATION PLANS

At our 2023 meeting of stockholders, our stockholders approved a new equity incentive plan (the “2023 Omnibus Plan”) under which awards of options and other stock-based awards may be made to employees, officers or non-employee directors of our Company. A total of 747,065 shares of Common Stock are authorized for grants of awards thereunder, which may be in the form of options, restricted stock, RSUs, stock appreciation rights (“SARs”), performance shares, PSUs, Common Stock or dividends and dividend equivalents. As of June 25, 2026, there were 530,848 shares of Common Stock that remained authorized for future grants of awards, subject to the limitations set below. Under the terms of the 2023 Omnibus Plan, the total number of shares of Common Stock with respect to which options or SARs may be granted in any calendar year to any participant may not exceed 500,000 shares (this limit applies separately with respect to each type of award). Additionally, for awards of restricted stock, RSUs, performance shares, PSUs or other stock-based awards that are intended to qualify as performance-based compensation: (i) the total number of shares of Common Stock that may be granted in any calendar year to any participant may not exceed 250,000 shares (this limit applies separately to each type of award) and (ii) the maximum amount that may be paid to any participant for awards that are payable in cash or property other than Common Stock in any calendar year is $5,000. During fiscal 2017, the Board of Directors adopted an equity grant cap which further restricted the number of awards that could be made to any one participant or in the aggregate. The equity grant cap limited the number of awards to 250,000 awards to all participants and 20,000 awards to any one participant in a fiscal year. Except as set forth in the 2023 Omnibus Plan, RSUs have vesting periods of three years for awards to employees and one year for awards to non-employee members of the Board of Directors. PSUs vest approximately three years from the grant date and performance goals that must be achieved in order to be earned and vest. The number of shares earned range from 0% to 200% of the target award depending on the extent to which we achieve certain performance metrics. We issue new shares of Common Stock upon the vesting of RSUs and PSUs.

The fair value of RSUs and PSUs are generally determined based on the market price of our Common Stock on the date of grant.

The following is a summary of RSU activity for the year ended June 25, 2026:

Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at June 26, 2025	158,824	$72.77
Granted	91,129	$61.01
Vested (a)	(58,669)	$74.29
Forfeited	(6,609)	$74.60
Outstanding at June 25, 2026	184,675	$66.42

(a)
The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.

At June 25, 2026 there were 23,484 RSUs outstanding that were vested but deferred. At June 26, 2025 there were 30,178 RSUs outstanding that were vested but deferred. The non-vested RSUs and PSUs at June 25, 2026 will vest over a weighted-average period of 1.5 years.

The following is a summary of PSU activity for the year ended June 25, 2026:

Performance Stock Units (a)	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at June 26, 2025	17,299	$76.79
Granted	12,499	$57.24
Vested	—	$—
Forfeited	(503)	$77.18
Outstanding at June 25, 2026	29,295	$68.45

(a)
The PSUs are presented based on reaching target performance. Based on current expectations and performance against these metrics, we expect 19,875 PSUs to be earned and thus vest at the end of the applicable vesting periods, all of which relate to the fiscal 2026 grant. The final number of shares that will eventually be earned and vest (if any) has not yet been determined as of June 25, 2026.

The following table summarizes compensation cost charged to earnings for all equity compensation plans, the total income tax benefit recognized, and the fair value of RSUs and PSUs granted and vested for the last three fiscal years:

	Year Ended June 25, 2026	Year Ended June 26, 2025	Year Ended June 27, 2024
Compensation cost charged to earnings	$4,212	$4,523	$4,389
Income tax benefit recognized	1,053	1,131	1,097
Fair value of awards granted	6,275	5,513	4,805
Fair value of awards vested	4,358	3,303	3,838

At June 25, 2026, there was $5,396 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted-average period of 1.5 years.

NOTE 12 — CASH DIVIDENDS

Our Board of Directors declared and we paid the following cash dividends in fiscal 2026 and fiscal 2025:

Declaration Date	Record Date	Dividend Per Share(a)	Total Amount	Payment Date
March 30, 2026	April 27, 2026	$1.50	$17,562	May 21, 2026
October 29, 2025	December 1, 2025	$1.00	$11,704	December 30, 2025
July 15, 2025	August 19, 2025	$1.50	$17,493	September 11, 2025
July 17, 2024	August 20, 2024	$2.10	$24,404	September 11, 2024

(a)
The dividends declared on July 17, 2024 and July 15, 2025 include both the annual and special dividend.

On July 15, 2026, our Board of Directors declared a special cash dividend of $1.05 per share and a regular annual cash dividend of $0.95 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company. Refer to Note 18 — “Subsequent Event” below.

NOTE 13 — EMPLOYEE BENEFIT PLANS

We maintain a contributory plan established pursuant to the provisions of section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for all nonunion employees meeting minimum age and service requirements. For fiscal 2026, we matched 50% of the first six percent contributed by each employee, up to certain maximums specified in the plan. For fiscal 2025 and fiscal 2024, we matched 100% of the first three percent contributed by each employee and 50% of the next two percent contributed, up to certain maximums specified in the plan. Expense for the 401(k) plan was as follows for the last three fiscal years:

	Year Ended June 25, 2026	Year Ended June 26, 2025	Year Ended June 27, 2024
401(k) plan expense	$3,060	$4,085	$3,987

We also offer a non-qualified deferred compensation plan to provide executives with the opportunity to accumulate assets for retirement on a tax-deferred basis (the “Plan”). Participants in the Plan can defer up to 80% of their base salary and up to 100% of performance-based compensation. The compensation deferred under this Plan is credited with earnings and losses as determined by the rate of return of reference investments selected by the participants. Participants are fully vested in their respective deferrals and earnings. We may also make discretionary contributions, which vest three years from the crediting date, at full vesting age, or other events as defined and described in the Plan. We invest in corporate owned life insurance contracts (“COLI”) on the lives of designated individuals that are held in a Rabbi Trust (“Trust”) to fund the Plan obligations. The Trust is the owner and beneficiary of such insurance contracts. Our promise to pay amounts deferred under this Plan is an unsecured obligation. Participant’s benefits can be paid out as a lump sum or in annual installments over a term of up to 10 years. The COLI investments are recorded at cash surrender value. The cash surrender value of the life insurance contracts was $3,066 and $2,599 at June 25, 2026 and June 26, 2025, respectively, and are included in Other long term assets in the accompanying Consolidated Balance Sheets. The balances due to participants in the Plan were $2,829 and $2,769 as of June 25, 2026 and June 26, 2025, respectively, and are included in the caption “Other” within Long term liabilities in the accompanying Consolidated Balance Sheets. Matching contribution expense was $0 and $53 for the years ended June 25, 2026 and June 26, 2025, respectively.

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

The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 25, 2026	June 26, 2025
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$28,739	$26,862
Service cost	562	516
Interest cost	1,556	1,445
Actuarial (gain) loss	(371)	640
Benefits paid	(534)	(724)
Projected benefit obligation at end of year	$29,952	$28,739

The accumulated benefit obligation, which represents benefits earned up to the measurement date, was $28,162 and $27,583 at June 25, 2026 and June 26, 2025, respectively.

Components of the actuarial (gain) loss are presented below for the fiscal years ended:

	June 25, 2026	June 26, 2025	June 27, 2024
Actuarial (Gain) Loss
Change in assumed pay increases	$(230)	$1,119	$1,418
Change in discount rate	(352)	(141)	(1,138)
Other	211	(338)	(1,943)
Actuarial (gain) loss	$(371)	$640	$(1,663)

The components of the net periodic pension cost are as follows for the fiscal years ended:

	June 25, 2026	June 26, 2025	June 27, 2024
Service cost	$562	$516	$251
Interest cost	1,556	1,445	1,400
Net periodic pension cost	$2,118	$1,961	$1,651

The most significant assumption related to our SERP is the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future.

We used the following assumptions to calculate the benefit obligation of our SERP as of the following dates:

	June 25, 2026	June 26, 2025
Discount rate	5.59%	5.49%
Average rate of compensation increases	4.50%	4.50%
Bonus payment	116% - 125% of base, paid 4 of 5 years	45% - 115% of base, paid 4 of 5 years

We used the following assumptions to calculate the net periodic costs of our SERP as follows for the fiscal years ended:

	June 25, 2026	June 26, 2025	June 27, 2024
Discount rate	5.49%	5.45%	5.12%
Rate of compensation increases	4.50%	6.11%	4.50%
Mortality	Pri-2012 white collar with MP- 2021 scale	Pri-2012 white collar with MP- 2021 scale	Pri-2012 white collar with MP- 2021 scale
Bonus payment	45% - 115% of base, paid 4 of 5 years	45% - 115% of base, paid 4 of 5 years	45% - 110% of base, paid 4 of 5 years

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

The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal Year
2027	$759
2028	1,212
2029	1,752
2030	1,743
2031	1,733
2032 — 2036	12,020

At June 25, 2026 and June 26, 2025, the current portion of the SERP liability was $759 and $818, respectively, and recorded in the caption “Accrued payroll and related benefits” on the Consolidated Balance Sheets.

The following table presents the components of accumulated other comprehensive income that have not yet been recognized in net pension expense:

	June 25, 2026	June 26, 2025
Unrecognized net gain	$1,354	$983
Tax effect	(512)	(419)
Net amount unrecognized	$842	$564

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below sets forth the changes to accumulated other comprehensive income for the last two fiscal years. These changes are all related to our defined benefit pension plan.

Changes to Accumulated Other Comprehensive Income (a)	Year Ended June 25, 2026	Year Ended June 26, 2025
Balance at beginning of period	$564	$1,044
Other comprehensive income before reclassifications	371	(640)
Tax effect	(93)	160
Net current-period other comprehensive income (loss)	278	(480)
Balance at end of period	$842	$564

(a)
Amounts in parenthesis indicate debits/expense.

NOTE 16 — SEGMENT REPORTING

The Company’s chief operating decision maker (“CODM”) is comprised of the chief executive officer and chief operating officer who review financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, we operate in a single reporting unit and operating segment that consists of selling various nut and nut related products and bars through three distribution channels, almost entirely within the United States. A description of how the Company derives revenues is included in Note 2 — “Revenue Recognition”.

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

Depreciation expense, significant customers and geographic information, and revenue by product type are included in Note 1 — “Significant Accounting Policies”, Note 2 — “Revenue Recognition” and Note 17 — “Product Type Sales Mix”, respectively.

NOTE 17 — PRODUCT TYPE SALES MIX

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types, for the fiscal year ended:

Product Type	June 25, 2026	June 26, 2025	June 27, 2024
Peanuts & Peanut Butter	15.5%	16.4%	17.9%
Pecans	9.6	9.4	9.1
Cashews & Mixed Nuts	18.8	17.6	18.2
Walnuts	6.8	4.9	4.4
Almonds	7.5	7.2	7.8
Trail & Snack Mixes	23.6	24.2	24.8
Bars	12.5	14.0	11.4
Other	5.7	6.3	6.4
	100.0%	100.0%	100.0%

NOTE 18 — SUBSEQUENT EVENT

On July 15, 2026, our Board of Directors declared a special cash dividend of $1.05 per share and a regular annual cash dividend of $0.95 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “August 2026 Dividends”). The August 2026 Dividends will be paid on September 9, 2026 to stockholders of record as of the close of business on August 17, 2026.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of June 25, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 25, 2026, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 25, 2026.

The effectiveness of our internal control over financial reporting as of June 25, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended June 25, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B — Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended June 25, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C — Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Independence of the Audit Committee” of our Proxy Statement for the 2026 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

We have adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on our website at http://www.jbssinc.com.

Item 11 — Executive Compensation

The Sections entitled “Compensation of Directors and Executive Officers”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for the 2026 Annual Meeting are incorporated herein by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2026 Annual Meeting is incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The Sections entitled “Corporate Governance — Independence of the Board of Directors” and “Review of Related Party Transactions” of our Proxy Statement for the 2026 Annual Meeting are incorporated herein by reference. Other certain information relating to the executive officers and certain of the directors of the Company is included immediately before Part II of this Report.

Item 14 — Principal Accounting Fees and Services

The information under the proposal entitled “Ratify the Audit Committee’s Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the 2027 fiscal year” of our Proxy Statement for the 2026 Annual Meeting is incorporated herein by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following financial statements are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

Consolidated Statements of Comprehensive Income for the Year Ended June 25, 2026, the Year Ended June 26, 2025 and the Year Ended June 27, 2024

Consolidated Balance Sheets as of June 25, 2026 and June 26, 2025

Consolidated Statements of Stockholders’ Equity for the Year Ended June 25, 2026, the Year Ended June 26, 2025 and the Year Ended June 27, 2024

Consolidated Statements of Cash Flows for the Year Ended June 25, 2026, the Year Ended June 26, 2025 and the Year Ended June 27, 2024

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

4.1	Description of Company’s Securities

*10.1	Restated Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007)

*10.2	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.01 to the Form 8-K filed on May 5, 2009)

*10.3	2023 Omnibus Incentive Plan (incorporated by reference from Annex A to the form DEF 14A filed on September 12, 2023)

*10.4

Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle) (incorporated by reference from Exhibit 10.13 to the Form 10-Q for the quarter ended December 28, 2023)

*10.5

Form of Employee Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle) (incorporated by reference from Exhibit 10.14 to the Form 10-Q for the quarter ended December 28, 2023)

*10.6

Form of Employee Performance Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2024 awards cycle) (incorporated by reference from Exhibit 10.15 to the Form 10-Q for the quarter ended December 28, 2023)

*10.7

Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2025 and 2026 awards cycles) (incorporated by reference from Exhibit 10.16 to the Form 10-Q for the quarter ended December 26, 2024)

*10.8

Form of Employee Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2025 and 2026 awards cycles) (incorporated by reference from Exhibit 10.17 to the Form 10-Q for the quarter ended December 26, 2024)

*10.9

Form of Employee Performance Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2025 awards cycle) (incorporated by reference from Exhibit 10.18 to the Form 10-Q for the quarter ended December 26, 2024)

*10.10

Form of Employee Performance Restricted Stock Unit Award Agreement under 2023 Omnibus Plan (fiscal 2026 awards cycle) (incorporated by reference from Exhibit 10.13 to the Form 10-Q for the quarter ended December 25, 2025)

10.11

Amended and restated Credit Agreement dated as of March 5, 2020, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 11, 2020)

10.12	First Amendment to Amended and Restated Credit Agreement dated as of May 8, 2023 (incorporated by reference from Exhibit 10.13 to the Form 10-K filed on August 23, 2023)

10.13	Second Amendment to Amended and Restated Credit Agreement dated as of September 29, 2023 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 2, 2023)

10.14	Consent and Third Amendment to Amended and Restated Credit Agreement dated as of June 16, 2025 (incorporated by reference from Exhibit 10.20 to the Form 10-K for the fiscal year ended June 26, 2025)

*10.15

Nonqualified Deferred Compensation Plan Adoption Agreement of the Company dated as of November 22, 2022 (incorporated by reference from Exhibit 10.18 to the Form 10-Q for the quarter ended December 29, 2022)

Exhibit No.	Description

*10.16

John B. Sanfilippo & Son, Inc. Nonqualified Deferred Compensation Plan dated as of November 22, 2022 (incorporated by reference from Exhibit 10.19 to the Form 10-Q for the quarter ended December 29, 2022)

*10.17

Separation Benefits & General Release Agreement, December 19, 2025, between John B. Sanfilippo & Son, Inc. and Jim Valentine (incorporated by reference from Exhibit 10.21 to the Form 10-Q for the quarter ended December 25, 2025)

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

JOHN B. SANFILIPPO & SON, INC.

Date: August 19, 2026	By:	/s/ Jeffrey T. Sanfilippo
Jeffrey T. Sanfilippo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer and Director (Principal Executive Officer)	August 19, 2026

/s/ Frank S. Pellegrino Frank S. Pellegrino	Chief Financial Officer, Executive Vice President, Finance and Administration and Treasurer (Principal Financial Officer)	August 19, 2026

/s/ Michael J. Finn Michael J. Finn	Vice President, Corporate Controller (Principal Accounting Officer)	August 19, 2026

/s/ Pamela Forbes Lieberman Pamela Forbes Lieberman	Director	August 19, 2026

/s/ Mercedes Romero Mercedes Romero	Director	August 19, 2026

/s/ James J. Sanfilippo James J. Sanfilippo	Director	August 19, 2026

/s/ Jasper B. Sanfilippo, Jr. Jasper B. Sanfilippo, Jr.	Director	August 19, 2026

/s/ John E. Sanfilippo John E. Sanfilippo	Director	August 19, 2026

/s/ Lisa A. Sanfilippo Lisa A. Sanfilippo	Director	August 19, 2026

/s/ Ellen C. Taaffe Ellen C. Taaffe	Director	August 19, 2026

/s/ James A. Valentine James A. Valentine	Director	August 19, 2026

/s/ Michael J. Valentine Michael J. Valentine	Director	August 19, 2026