Form 10-Q
period 2026-09-24
SANFILIPPO JOHN B & SON INC
filed 2026-10-28
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2026

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

As of October 22, 2026, 9,096,055 shares of the Registrant’s Common Stock, $.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

For the Quarter Ended September 24, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended
	September 24, 2026	September 25, 2025
Net sales	$288,136	$298,683
Cost of sales	239,232	244,589
Gross profit	48,904	54,094
Operating expenses:
Selling expenses	19,475	17,880
Administrative expenses	10,100	9,197
Total operating expenses	29,575	27,077
Income from operations	19,329	27,017
Other expense:
Interest expense including $150 and $146 to related parties, respectively	683	984
Rental and miscellaneous expense, net	654	576
Pension expense (excluding service costs)	413	389
Total other expense, net	1,750	1,949
Income before income taxes	17,579	25,068
Income tax expense	4,411	6,342
Net income and comprehensive income	$13,168	$18,726
Net income per common share-basic	$1.12	$1.60
Net income per common share-diluted	$1.11	$1.59

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	September 24, 2026	June 25, 2026	September 25, 2025
ASSETS
CURRENT ASSETS:
Cash	$2,019	$1,147	$714
Accounts receivable, net of allowance for doubtful accounts of $348, $328 and $333, respectively	89,222	84,310	84,368
Inventories	235,104	245,826	234,716
Prepaid expenses and other current assets	12,951	18,028	13,720
TOTAL CURRENT ASSETS	339,296	349,311	333,518
PROPERTY, PLANT AND EQUIPMENT:
Land	13,365	13,365	13,365
Buildings	126,143	125,946	120,208
Machinery and equipment	345,615	341,489	330,543
Furniture and leasehold improvements	5,501	5,588	5,540
Vehicles	1,273	1,273	1,291
Construction in progress	98,421	86,924	12,656
	590,318	574,585	483,603
Less: Accumulated depreciation	336,665	330,883	314,810
	253,653	243,702	168,793
Rental investment property, net of accumulated depreciation of $17,062, $16,860 and $16,255, respectively	12,061	12,263	12,868
TOTAL PROPERTY, PLANT AND EQUIPMENT	265,714	255,965	181,661

Intangible assets, net	3,175	3,387	4,116
Goodwill	11,750	11,750	11,750
Operating lease right-of-use assets	41,446	24,584	27,187
Equipment deposits	1,834	3,308	29,516
Other assets	9,808	10,276	10,934
TOTAL ASSETS	$673,023	$658,581	$598,682

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	September 24, 2026	June 25, 2026	September 25, 2025
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$56,035	$33,615	$51,093
Current maturities of long-term debt, net, including related party debt of $861, $837 and $827, respectively and net of unamortized debt issuance costs of $29, $26 and $11 respectively	6,627	6,052	2,343
Accounts payable	75,318	72,438	51,616
Bank overdraft	391	237	563
Accrued payroll and related benefits	11,994	34,650	11,799
Other accrued expenses	22,654	20,941	19,255
TOTAL CURRENT LIABILITIES	173,019	167,933	136,669
LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $4,494, $4,719 and $5,342, respectively and net of unamortized debt issuance costs of $165, $168 and $164 respectively	42,791	43,567	29,827
Retirement plan	29,501	29,193	28,288
Long-term operating lease liabilities, net of current portion	36,402	20,648	23,497
Long-term workers' compensation liabilities	9,641	10,656	10,571
Deferred income taxes	6,067	2,436	3,496
Other	4,821	4,200	3,550
TOTAL LONG-TERM LIABILITIES	129,223	110,700	99,229
TOTAL LIABILITIES	302,242	278,633	235,898
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 9,213,955, 9,213,955 and 9,163,610 shares issued, respectively	92	92	92
Capital in excess of par value	144,603	143,522	140,578
Retained earnings	226,422	236,670	222,728
Accumulated other comprehensive income	842	842	564
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)
TOTAL STOCKHOLDERS’ EQUITY	370,781	379,948	362,784
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$673,023	$658,581	$598,682

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share amounts)

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income	Stock	Total
Balance, June 25, 2026	2,597,426	$26	9,213,955	$92	$143,522	$236,670	$842	$(1,204)	$379,948
Net income						13,168			13,168
Cash dividends ($2.00 per share)						(23,416)			(23,416)
Stock-based compensation expense					1,081				1,081
Balance, September 24, 2026	2,597,426	$26	9,213,955	$92	$144,603	$226,422	$842	$(1,204)	$370,781

							Accumulated
	Class A				Capital in		Other
	Common Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income	Stock	Total
Balance, June 26, 2025	2,597,426	$26	9,161,348	$92	$139,724	$221,495	$564	$(1,204)	$360,697
Net income						18,726			18,726
Cash dividends ($1.50 per share)						(17,493)			(17,493)
Equity award exercises			2,262	—	—				—
Stock-based compensation expense					854				854
Balance, September 25, 2025	2,597,426	$26	9,163,610	$92	$140,578	$222,728	$564	$(1,204)	$362,784

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Quarter Ended
	September 24, 2026	September 25, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,168	$18,726
Depreciation and amortization	6,983	7,154
Amortization of operating lease right-of-use assets	1,631	1,214
Loss on disposition of assets, net	6	32
Deferred income tax expense	3,631	9,278
Stock-based compensation expense	1,081	854
Change in assets and liabilities:
Accounts receivable, net	(4,912)	(7,712)
Inventories	10,722	19,884
Prepaid expenses and other current assets	4,463	4,065
Accounts payable	(3,698)	(11,379)
Accrued expenses	(22,050)	(5,800)
Income tax payable (receivable)	614	(3,202)
Other long-term assets and liabilities	(1,250)	(1,347)
Other, net	187	367
Net cash provided by operating activities	10,576	32,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,661)	(24,878)
Other, net	—	(56)
Net cash used in investing activities	(8,661)	(24,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings (repayments)	22,420	(6,491)
Principal payments on long-term debt	(201)	(195)
Increase in bank overdraft	154	269
Dividends paid	(23,416)	(17,493)
Proceeds from issuance of debt	—	16,911
Debt issue costs	—	(72)
Net cash used in financing activities	(1,043)	(7,071)

NET INCREASE IN CASH	872	129
Cash, beginning of period	1,147	585
Cash, end of period	$2,019	$714

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•
References herein to fiscal 2027 and fiscal 2026 are to the fiscal year ending June 24, 2027 and the fiscal year ended June 25, 2026, respectively.
•
References herein to the first quarter of fiscal 2027 and fiscal 2026 are to the quarters ended September 24, 2026 and September 25, 2025, respectively.

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

The interim results of operations are not necessarily indicative of the results to be expected for a full year. Certain prior period disclosures have been expanded to conform to the current period presentation. The balance sheet data as of June 25, 2026 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2026 Annual Report on Form 10-K for the fiscal year ended June 25, 2026.

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

Contract Balances

Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. A contract asset balance of $278 was reported for the quarter ended September 25, 2025. There was no other contract balance during the other periods presented. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.

Disaggregation of Revenue

Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended
Distribution Channel	September 24, 2026	September 25, 2025
Consumer	$232,437	$242,085
Commercial Ingredients	30,989	31,209
Contract Manufacturing	24,710	25,389
Total	$288,136	$298,683

Note 3 – Leases

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

Through a review of our contracts, we determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. For our Huntley warehouse leases, we have extension options that were not considered reasonably certain of exercise at lease commencement. Accordingly, these optional renewal periods were excluded from the determination of the lease term and were not included in the measurement of the related operating lease liabilities and right-of-use assets. None of our other leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 9.8 years.

It is our accounting policy not to apply lease recognition requirements to short-term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. We have also made the policy election to not separate lease and non-lease components for all leases.

The following table provides supplemental information related to operating lease right-of-use assets and liabilities:

	September 24, 2026	June 25, 2026	September 25, 2025	Affected Line Item in Consolidated Balance Sheets
Assets
Operating lease right-of-use assets	$41,446	$24,584	$27,187	Operating lease right-of-use assets
Total lease right-of-use assets	$41,446	$24,584	$27,187

Liabilities
Current:
Operating leases	$6,488	$5,228	$4,805	Other accrued expenses
Noncurrent:
Operating leases	36,402	20,648	23,497	Long-term operating lease liabilities
Total lease liabilities	$42,890	$25,876	$28,302

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter Ended
	September 24, 2026	September 25, 2025
Operating lease costs (a)	$2,582	$1,900
Variable lease costs (b)	515	348
Total lease cost	$3,097	$2,248

(a)
Includes short-term leases, which are immaterial.
(b)
Variable lease costs consist of sales tax and may include reimbursement to the lessor for property taxes and insurance, which are expensed in the period incurred.

Supplemental cash flow and other information related to leases were as follows:

	For the Quarter Ended
	September 24, 2026	September 25, 2025
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$2,192	$1,493

Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$18,493	$577

	September 24, 2026	June 25, 2026	September 25, 2025
Weighted average remaining lease term (in years)	6.7	4.8	5.4
Weighted average discount rate	6.7%	6.7%	6.7%

Maturities of operating lease liabilities as of September 24, 2026 are as follows:

Fiscal Year Ending
June 24, 2027 (excluding the thirteen weeks ended September 24, 2026)	$6,859
June 29, 2028	8,873
June 28, 2029	8,042
June 27, 2030	7,239
June 26, 2031	6,677
June 24, 2032	4,963
Thereafter	11,017
Total lease payments	53,670
Less imputed interest	(10,780)
Present value of operating lease liabilities	$42,890

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

Leasing revenue is as follows:

	For the Quarter Ended
	September 24, 2026	September 25, 2025
Lease income related to lease payments	$278	$230

The future minimum, undiscounted fixed cash flows under non-cancelable tenant operating leases for each of the next five years and thereafter are as follows:

Fiscal Year Ending
June 24, 2027 (excluding the thirteen weeks ended September 24, 2026)	$1,044
June 29, 2028	831
June 28, 2029	765
June 27, 2030	757
June 26, 2031	763
June 24, 2032	569
Thereafter	1,318
$6,047

Note 4 – Inventories

Inventories consist of the following:

	September 24, 2026	June 25, 2026	September 25, 2025
Raw material and supplies	$77,784	$93,465	$71,526
Work-in-process and finished goods	157,320	152,361	163,190
Total	$235,104	$245,826	$234,716

Note 5 – Goodwill and Intangible Assets

Identifiable intangible assets that are subject to amortization consist of the following:

	September 24, 2026	June 25, 2026	September 25, 2025
Customer relationships	$—	$21,350	$21,350
Brand names	16,990	17,070	17,070
Product formulas	850	850	850
Non-compete agreement	—	300	300
	17,840	39,570	39,570
Less accumulated amortization:
Customer relationships	$—	(21,350)	(21,265)
Brand names	(14,185)	(14,093)	(13,569)
Product formulas	(480)	(440)	(323)
Non-compete agreement	—	(300)	(297)
	(14,665)	(36,183)	(35,454)
Net intangible assets	$3,175	$3,387	$4,116

In the first quarter of fiscal 2027, the Company determined certain fully amortized Brand Names and Non-Compete Agreements are no longer in use, and certain fully amortized Customer Relationships have been incorporated with existing customers. The assets pertained to various acquisitions including Orchard Valley Harvest, Squirrel Brand and Just the Cheese. As such, approximately $21,730 of these assets were derecognized in the current quarter. No gain or loss was recognized and the derecognition had no impact on net intangibles assets, net income, equity or cash flows. The derecognition reduced gross intangible assets and accumulated amortization by equal amounts.

Total amortization expense related to intangible assets, which is classified in “administrative expenses” in the Consolidated Statement of Comprehensive Income, was $212 for the quarter ended September 24, 2026. Amortization expense for the remainder of fiscal 2027 is expected to be approximately $635 and expected amortization expense the next five fiscal years is as follows:

Fiscal Year Ending
June 29, 2028	$677
June 28, 2029	496
June 27, 2030	400
June 26, 2031	400
June 24, 2032	400

Our gross goodwill balance was $20,516 and accumulated impairment loss of $8,766 resulted in net goodwill of $11,750 as of September 24, 2026. The net goodwill is predominantly from the Squirrel Brand acquisition. There were no changes in the carrying amount of goodwill during the last two fiscal years.

Note 6 – Credit Facility

Our Amended and Restated Credit Agreement dated March 5, 2020, as amended most recently on June 16, 2025, provides for a $150,000 senior secured revolving credit facility (the “Credit Facility”) and has a maturity date of September 29, 2028. The Credit Facility is secured by our accounts receivable and inventory.

At September 24, 2026, we had $88,260 of available credit under the Credit Facility reflecting borrowings of $56,035 and reduced availability as a result of $5,705 in outstanding letters of credit. As of September 24, 2026, we were in compliance with all financial covenants under the Credit Facility.

Note 7 – Equipment Loan

On June 16, 2025, the Company entered into a financing agreement with Wells Fargo Bank, N.A. which allows the Company to finance up to $50,000 for the purchase of equipment to further expand our production capabilities, increase our efficiency and further enhance our product offerings to our customers (the “Equipment Loan”). The Equipment Loan is provided under a master loan agreement and related equipment schedules and is secured under a Security Agreement that provides for a first priority lien on all equipment and a second priority lien on our accounts receivable and inventory. The Company will be required to make sixty equal monthly payments comprised of principal and interest starting upon equipment acceptance and distribution of the final loan proceeds, which is expected to occur in the second quarter of fiscal 2027. The fixed interest rate (Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 1.49%) will be calculated at that point in time as well. The Equipment Loan contains a graded prepayment penalty if the loan is paid off within 36 months of commencement. The Company is making monthly interest-only payments of SOFR plus an applicable margin of 1.60% prior to the delivery and acceptance of the equipment and distribution of the final loan proceeds, which is being capitalized as part of the equipment acquisition cost.

As of September 24, 2026 and June 25, 2026 there was $44,257 of the debt obligation under the Equipment Loan outstanding and as of September 25, 2025, there was $26,176 of the debt obligation outstanding. Interest capitalized during the quarters ending September 24, 2026 and September 25, 2025 was $590, and $344, respectively. As of September 24, 2026 and September 25, 2025, purchases of property, plant and equipment included in accounts payable totaled $15,990 and $4,082, respectively.

Note 8 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended
	September 24, 2026	September 25, 2025
Weighted average number of shares outstanding – basic	11,716,965	11,671,187
Effect of dilutive securities:
RSUs and PSUs	119,813	76,013
Weighted average number of shares outstanding – diluted	11,836,778	11,747,200

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for any periods presented.

Note 9 – Stock-Based Compensation Plans

During the quarter ended September 24, 2026 there was no significant restricted stock unit (“RSU”) activity.

The following is a summary of Performance Stock Unit (“PSU”) activity for the first quarter of fiscal 2027:

Performance Stock Units (a)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 25, 2026	29,295	$68.45
Granted	—	$—
Performance Adjustment (b)	7,376	$57.24
Vested	—	$—
Forfeited (c)	(7,241)	$82.99
Outstanding at September 24, 2026	29,430	$62.06

(a)
The PSUs are presented based on achieving target performance. The PSUs vest approximately three years from the grant date, with the number of shares earned (ranging from 0% to 200% of the target award) depending on the extent to which we achieve certain performance metrics. Based on current expectations and performance against these metrics, we expect 19,875 PSUs to be earned and thus vest at the end of the applicable vesting periods. The final number of shares that will eventually be earned and vest (if any) has not yet been determined as of September 24, 2026.
(b)
In the first quarter of fiscal 2027, the results of the fiscal 2026 PSU awards were certified by the Company's Compensation and Human Resources Committee at 159% of the performance target. The performance adjustment reflects the number of awards achieved above target. The earned PSU awards remain subject to continued service through the vesting date.
(c)
In the first quarter of fiscal 2027, the results of the fiscal 2024 PSU awards were certified. The minimum performance threshold was not achieved, and the related PSU awards were forfeited during the period.

Compensation expense attributable to stock-based compensation during the first quarter of fiscal 2027 and fiscal 2026 was $1,081 and $854, respectively. As of September 24, 2026, there was $4,315 of total unrecognized compensation expense related to non-vested

RSUs and PSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.2 years.

Note 10 – Retirement Plan

The Supplemental Employee Retirement Plan (“Retirement Plan”) is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service. The components of net periodic benefit cost are as follows:

	For the Quarter Ended
	September 24, 2026	September 25, 2025
Service cost	$151	$141
Interest cost	413	389
Net periodic benefit cost	$564	$530

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	September 24, 2026	June 25, 2026	September 25, 2025
Carrying value of current and long-term debt:	$49,612	$49,813	$32,345
Fair value of current and long-term debt:	48,616	48,955	31,936

The estimated fair value of our current and long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Note 13 – Segment Reporting

As of September 24, 2026, the Company’s chief operating decision maker (“CODM”) is comprised of the chief executive officer and chief operating officer who review financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, we operate in a single reporting unit and operating segment that consists of selling various nut and nut related products and bars through three distribution channels, almost entirely within the United States. A description of how the Company derives revenues is included in Note 2 – “Revenue Recognition”.

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

Depreciation expense was $6,771 for the quarter ended September 24, 2026 and $6,842 for the quarter ended September 25, 2025.

Note 14 – Recent Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•
References herein to fiscal 2027 and fiscal 2026 are to the fiscal year ending June 24, 2027 and the fiscal year ended June 25, 2026, respectively.
•
References herein to the first quarter of fiscal 2027 and fiscal 2026 are to the quarters ended September 24, 2026 and September 25, 2025, respectively.

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

Our manufacturing experience, operations knowledge and product reputation in the tree nut and peanut private brand business has allowed us to launch and expand our private brand bars business over the past five years following the acquisition of a facility in Lakeville, Minnesota. We believe there are significant growth opportunities in the private brand bar business as well as opportunities for us to bring our experience in the snack category and innovation to expand our private brand bar business. We have made capital investments to support and expand the bar business in the last two fiscal years.

Our Long-Range Plan defines our future growth priorities, focused on accelerating our private brand business with key customers in high-growth snacking categories, most notably private brand bars, while expanding branded distribution behind Orchard Valley Harvest and Fisher through insight-driven product and packaging innovation. Execution of our Long-Range Plan is anchored in delivering value-added solutions and high-quality, innovative products based on our extensive industry and consumer expertise. Growth in private brand bars will be supported by capacity expansion and a robust innovation pipeline aligned with consumer trends, such as protein bars. For our branded nut and trail mix business, we are focused on attracting new consumers through product innovation, broader distribution across traditional and alternative channels and expanded purchasing occasions. Promotional and advertising investments are focused on driving branded growth, supported by an omni-channel strategy across recipe nuts, snack nuts and trail mix. Our Long-Range Plan also includes growth through product and packaging innovation. To support these initiatives, we have made significant capital investments in equipment and infrastructure improvements to expand our production capabilities, improve efficiency and enhance product offerings for our customers.

We continue to prioritize maintaining and expanding our customer base and driving growth across private brand and branded categories. Shifts or declines in consumer demand within a highly competitive snack product environment, combined with macroeconomic uncertainty, could challenge our ability to execute our Long-Range Plan.

Additional challenges include higher food and input costs driven by increasing underlying commodity acquisition costs, as well as actual, potential or threatened U.S. and foreign tariffs on key commodities, raw materials and manufacturing equipment. Ongoing uncertainty around global conflict in the Middle East may further impact economic growth, the amount that consumers dedicate to snack purchases and cause consumers to prioritize more essential purchases instead of the products we manufacture, process or package. This could have a potential impact on more discretionary categories, such as snack nuts, trail mix and bars. We also continue to operate amid intense industry competition and ongoing supply chain volatility. To stay compliant with recent changes in employment laws across states where we operate and remain competitive in attracting qualified talent, we expect our labor costs to continue to increase.

Inflation and Consumer Trends

We continue to face changing marketplace trends that impact our categories. Retail prices across snack nuts and trail mix have generally risen due to increased commodity costs and evolving global trade agreements. These higher prices, paired with general economic uncertainty, are causing consumers to purchase fewer snack products. As a result, sales volumes for snack nuts, trail mix and mainstream bars are declining for the Company and the industry overall. Many consumers are shifting to private brands, more affordable nuts or bars or choosing snacks outside these categories altogether. Consumers are also shifting to more value-focused retailers, such as mass merchandising retailers and club stores, not all of which we distribute or sell to. We see emerging health and wellness trends, use of GLP-1 drugs and other consumer health priorities impacting consumers' purchasing behavior. In response, we are focusing on products in our portfolio that we believe address shifting consumer priorities, as well as our strengths by leveraging our expertise in the snack nut, trail mix and bars categories; developing additional on-trend products; improving efficiency; innovating in product and packaging; and carefully managing trade spending and pricing to support our products.

Tariffs, Supply Chain and Transportation

Global supply chain pressures have eased compared to past fiscal years. However, intermittent challenges, delays and extended lead-times still exist for certain raw materials and inputs. In fiscal 2027, we anticipate moderate inflation in packaging materials as suppliers pass-through higher raw material inputs; while ingredients inflation reflects category specific supply dynamics. However, there is still uncertainty within the supply chain from the U.S. government's tariffs policy on imports from foreign countries and corresponding retaliatory tariffs from foreign countries. Any incremental import tariffs will increase the cost of certain raw materials we use in our business, and our financial performance may be adversely impacted if we cannot pass on the cost increases in the form of price increases to our customers. We are typically not the importers of record for commodities that we procure from non-U.S. sources. It is uncertain when or if, and in what amount, any eventual tariff refunds our vendors receive may be passed onto us.

While we do not have direct exposure to suppliers in Russia, Ukraine, Iran or Israel, the conflicts and prospects for conflict in these regions could continue to result in volatile commodity markets, supply chain disruptions and increased costs, including energy and shipping costs.

Transportation markets remain subject to fluctuations in economic conditions, freight demand, and industry capacity. Although freight rates have generally stabilized, constrained carrier capacity and continued market uncertainty may result in increased transportation costs and service interruptions. In addition, diesel fuel costs remain highly volatile and are affected by factors beyond our control, including global crude oil prices, refinery capacity and utilization, supply and demand imbalances, geopolitical developments and other market disruptions. Accordingly, future transportation and fuel costs may be difficult to predict. While we seek to mitigate these risks through carrier diversification, contractual arrangements and fuel surcharge mechanisms, such measures may not fully offset adverse market conditions.

Among our most significant ingredient requirements are tree nuts (including almonds, pecans, walnuts, cashews, macadamia nuts, pistachios, pine nuts and filberts) and peanuts, cocoa products, dried fruits, sweeteners, vegetable oils, rolled oats, flour, protein and dairy. Many of these materials and their associated costs are subject to price fluctuations from several factors, including changing commodity markets, demand for raw materials, weather, growing and harvesting conditions, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), ongoing geopolitical instability and other factors beyond our control.

We focus on remaining agile by identifying risks proactively, modifying inventory and production plans and diversifying our supplier base to mitigate risk of customer order shortages and supply chain disruptions. We continue to proactively manage our business in response to the evolving global economic environment and related uncertainties and intend to take steps to further mitigate impacts to our supply chain as they develop. If unforeseen supply chain pressures emerge or worsen, or we cannot obtain the transportation and labor services needed to obtain raw materials or fulfill customer orders, such shortages and supply chain issues could have an unfavorable impact on net sales and our operations.

QUARTERLY HIGHLIGHTS

Our net sales of $288.1 million for the first quarter of fiscal 2027 decreased $10.5 million, or 3.5%, from our net sales of $298.7 million for the first quarter of fiscal 2026.

Sales volume, measured as pounds sold to customers, remained essentially flat compared to the first quarter of fiscal 2026.

Gross profit decreased $5.2 million, and our gross profit margin, as a percentage of net sales, decreased to 17.0% for the first quarter of fiscal 2027, compared to 18.1% for the first quarter of fiscal 2026.

Total operating expenses for the first quarter of fiscal 2027 increased by $2.5 million, or 9.2%, compared to the first quarter of fiscal 2026. As a percentage of net sales, total operating expenses were 10.3% for the first quarter of fiscal 2027 and 9.1% for the first quarter of fiscal 2026.

The total value of inventories on hand at the end of the first quarter of fiscal 2027 remained substantially consistent with the total value of inventories on hand at the end of the first quarter of fiscal 2026.

We expect acquisition costs for almonds, walnuts, peanuts, pistachios and resin to increase for the 2026 crop year (which falls into our current 2027 fiscal year). While we began to procure inshell walnuts during the first quarter of fiscal 2027, the total payments due to our walnut growers will not be determined until the second and/or third quarters of fiscal 2027. We will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual payments will be determined during the second and/or third quarters of fiscal 2027, and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS

Net Sales

In the first quarter of fiscal 2027, net sales decreased 3.5% to $288.1 million, compared to net sales of $298.7 million for the first quarter of fiscal 2026. The decrease was primarily driven by a 3.6% decrease in weighted average selling price per pound, primarily due to a shift in product mix toward lower priced items and lower selling prices for walnuts, trail and snack mix products and peanuts resulting from lower commodity acquisition costs. These decreases were partially offset by higher selling prices for pecans and almonds due to higher commodity acquisition costs. Sales volume, which is defined as pounds sold to customers, remained essentially flat. Sales volume decreased for all major product types, except for peanuts, walnuts and pecans, all of which experienced volume growth in the quarter.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended
Product Type	September 24, 2026	September 25, 2025
Peanuts & Peanut Butter	15.3%	15.4%
Pecans	9.9	8.2
Cashews & Mixed Nuts	16.3	18.2
Walnuts	7.0	6.3
Almonds	7.4	7.1
Trail & Snack Mixes	22.5	25.4
Bars	14.7	13.6
Other	6.9	5.8
Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	September 24, 2026	Percentage of Total	September 25, 2025	Percentage of Total	$ Change	% Change
Consumer (1)	$232,437	80.6%	$242,085	81.1%	$(9,648)	(4.0)%
Commercial Ingredients	30,989	10.8	31,209	10.4	(220)	(0.7)%
Contract Manufacturing	24,710	8.6	25,389	8.5	(679)	(2.7)%
Total	$288,136	100.0%	$298,683	100.0%	$(10,547)	(3.5)%

(1)
Sales of branded products were approximately 14% of total consumer sales for both the first quarter of fiscal 2027 and fiscal 2026. Fisher branded products were approximately 73% and 67% of branded sales during the first quarter of fiscal 2027 and fiscal 2026, respectively, with Orchard Valley Harvest branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel decreased $9.6 million, or 4.0%, and sales volume decreased 6.7% in the first quarter of fiscal 2027, compared to the first quarter of fiscal 2026. The sales volume decrease was driven by a 6.3% decrease in private brand sales volume due to lower nut and trail mix sales volume and, to a lesser extent, lower bar sales volume. Bar sales were impacted by softness in mainstream bars and consumer migration to smaller pack sizes, which was partially offset by the successful launch of a new “better-for-you” bar offering and expanded bar business with an existing customer. Nut and trail mix sales volume was negatively impacted by lower sales to several existing customers driven by category softness in snack and trail mix products along with peanuts, reduced promotional activity and the impact of previously lost business. These declines were partially offset by new business at a grocery retailer and additional recipe nut sales volume at three existing customers.

Net sales in the commercial ingredients distribution channel decreased $0.2 million, or 0.7%, and sales volume increased by 3.7% in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. The sales volume increase was due to increased sales of peanut crushing stock to peanut oil processors. Foodservice sales increased modestly due to new business, customer growth and favorable order timing. These increases were partially offset by lower Industrial sales resulting from planned business exits, lower customer demand and unfavorable order timing.

Net sales in the contract manufacturing distribution channel decreased $0.7 million, or 2.7%, and sales volume increased 41.3% in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. The increase in sales volume was driven by increased snack nut sales to an existing customer. A granola sales volume opportunity in the prior year did not repeat which partially offset this sales volume increase.

Gross Profit

Gross profit decreased $5.2 million, or 9.6%, to $48.9 million for the first quarter of fiscal 2027, compared to $54.1 million for the first quarter of fiscal 2026. The decrease in gross profit was primarily due to competitive pricing pressure and timing of pricing actions for peanuts, bars and snack and trail mix products. Additionally, manufacturing expenses increased due to higher freight, equipment repairs and maintenance and rent costs compared to the first quarter of fiscal 2026. Our gross profit margin, as a percentage of net sales, decreased to 17.0% for the first quarter of fiscal 2027 compared to 18.1% for the first quarter of fiscal 2026, mainly due to the factors mentioned previously and an unfavorable shift in product mix.

Operating Expenses

Total operating expenses for the first quarter of fiscal 2027 increased $2.5 million, or 9.2%, to $29.6 million. Operating expenses were 10.3% of net sales for the first quarter of fiscal 2027 and 9.1% of net sales for the first quarter of fiscal 2026.

Selling expenses for the first quarter of fiscal 2027 were $19.5 million, an increase of $1.6 million, or 8.9%, from the first quarter of fiscal 2026. The increase was driven by a $0.6 million increase in freight expense, a $0.5 million increase in rent expense and a $0.4 million increase in salary expenses.

Administrative expenses for the first quarter of fiscal 2027 increased $0.9 million, or 9.8%, to $10.1 million, compared to $9.2 million for the first quarter of fiscal 2026. The increase was due to a $1.2 million increase in consulting expense, a $0.3 million increase in legal expense and a $0.3 million increase in compensation related expenses. The increase was partially offset by a $0.6 million decrease in incentive compensation expense and a $0.4 million decrease in food donations.

Income from Operations

Due to the factors discussed above, income from operations was $19.3 million, or 6.7% of net sales, for the first quarter of fiscal 2027, compared to $27.0 million, or 9.0% of net sales, for the first quarter of fiscal 2026.

Interest Expense

Interest expense was $0.7 million for the first quarter of fiscal 2027, compared to $1.0 million for the first quarter of fiscal 2026 due to lower average revolving borrowings under the credit agreement.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.7 million for the first quarter of fiscal 2027 and $0.6 million for the first quarter of fiscal 2026.

Pension Expense (Excluding Service Costs)

Pension expense (excluding service costs) was $0.4 million for both the first quarter of fiscal 2027 and fiscal 2026.

Income Tax Expense

Income tax expense was $4.4 million, or 25.1% of income before income taxes, for the first quarter of fiscal 2027, compared to $6.3 million, or 25.3% of income before income taxes, for the first quarter of fiscal 2026.

Net Income

Net income was $13.2 million, or $1.12 per common share basic and $1.11 per common share diluted, for the first quarter of fiscal 2027, compared to $18.7 million, or $1.60 per common share basic and $1.59 per common share diluted, for the first quarter of fiscal 2026.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Long-Range Plan through growing our branded and private brand nut and bar businesses, consummate and integrate business acquisitions, return cash to our stockholders through dividends, repay indebtedness and pay amounts owed under our Supplemental Employee Retirement Plan (“SERP”). Also, various uncertainties, including cost uncertainties and tariff payments, could result in additional or unexpected uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. Beginning in fiscal 2025 and continuing into fiscal 2027, we will invest approximately $90.0 million in capital expenditures and related expenses, excluding any applicable tariffs, to acquire and install equipment, and make related infrastructure improvements to expand our production capabilities, increase our efficiency and further enhance our product offerings to our customers. In fiscal 2025, we obtained an equipment loan to finance a portion of this capital investment and have funded the remainder with borrowings under our Credit Facility or with available cash generated from our operations. Additionally, there is a potential for incremental fixed costs we could incur until this new equipment reaches its production capacity. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility and the Equipment Loan (as defined below) will be sufficient to fund our operations and capital expenditures for the next twelve months. Our available credit under our Credit Facility has allowed us to reinvest in the Company through capital expenditures, develop new products, pay cash dividends, consummate strategic investments and business acquisitions and explore other growth strategies outlined in our Long-Range Plan.

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

The following table sets forth certain cash flow information for the first quarter of 2027 and 2026, respectively (dollars in thousands):

	September 24, 2026	September 25, 2025	$ Change
Operating activities	$10,576	$32,134	$(21,558)
Investing activities	(8,661)	(24,934)	16,273
Financing activities	(1,043)	(7,071)	6,028
Total change in cash	$872	$129	$743

Operating Activities Net cash provided by operating activities was $10.6 million for the first quarter of fiscal 2027, compared to $32.1 million for the comparative period of fiscal 2026. The decrease in operating cash flow was primarily due to changes in working capital, through changes in inventory and a decrease in accrued expenses, and lower net income.

Total inventories were $235.1 million at September 24, 2026, a decrease of $10.7 million, or 4.4%, from the inventory balance at June 25, 2026, and relatively consistent with the inventory balance at September 25, 2025. The decrease in inventories at September 24, 2026 compared to June 25, 2026 was due primarily to lower on hand quantities of pecans and almonds, partially offset by higher commodity acquisition costs for almonds and higher on hand quantities of peanuts (both inshell and meats).

Raw nut and dried fruit input stocks, some of which are classified as work-in-process, increased 12.2 million pounds, or 40.3%, at September 24, 2026 compared to September 25, 2025 due to higher quantities of peanuts and walnuts on hand. This increase was partially offset by lower quantities of pecans on hand. The weighted average cost per pound of raw nut input stocks on hand at the end of the first quarter of fiscal 2027 decreased 20.6% compared to the end of the first quarter of fiscal 2026, primarily due to higher on hand quantities of peanuts (both inshell and meats) purchased at lower costs, partially offset by higher acquisition cost of pecans and almonds.

Investing Activities Cash used in investing activities was $8.7 million during the first quarter of fiscal 2027, compared to $24.9 million for the same period last year. Capital asset purchases were $8.7 million during the first quarter of fiscal 2027, compared to $24.9 million in the first quarter of fiscal 2026. We expect total capital expenditures for equipment purchases and upgrades for fiscal 2027 to be approximately $48.0 million. This includes all capital expenditures needed to complete the purchase and installation of equipment to expand our bar production capabilities, as well as ongoing facility maintenance, food safety enhancements and other expansion needs for our business. We expect to fund these capital purchases through a combination of borrowings under our existing Credit Facility, use of available cash from our operations and the Equipment Loan. Absent any additional material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations, borrowings available under the Credit Facility and the Equipment Loan, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used in financing activities was $1.0 million during the first quarter of fiscal 2027, compared to $7.1 million for the same period last year. Net borrowings under our Credit Facility were $22.4 million for the first quarter of fiscal 2027, compared to net repayments of $6.5 million for the first quarter of fiscal 2026. Equipment loan proceeds received were $16.9 million in the first quarter of fiscal 2026. Dividends paid in the first quarter of fiscal 2027 were approximately $5.9 million more than dividends paid in the same period last year.

Financing Arrangements

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

At September 24, 2026, the weighted average interest rate for the Credit Facility was 5.6%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment and refinancing of indebtedness (if such prepayment or refinancing, among other things, is of indebtedness under the equipment loan or of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The lenders under the Credit Facility have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other events of default by us under the Credit Facility. As of September 24, 2026, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At September 24, 2026, we had $88.3 million of available credit under the Credit Facility. If this entire amount were borrowed at September 24, 2026, we would still be in compliance with all restrictive covenants under the Credit Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026 and the base monthly lease amount increased to approximately $114,000. On December 30, 2025 we exercised the final remaining five-year renewal option which extended the lease term to September 2031. The base monthly lease payment increased to approximately $121,000 beginning in September 2026. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of September 24, 2026, $5.4 million of the debt obligation was outstanding.

Equipment Loan

On June 16, 2025, the Company entered into a financing agreement with Wells Fargo Bank, N.A. which allows the Company to finance up to $50.0 million for the purchase of equipment to further expand our production capabilities, increase our efficiency and further enhance our product offerings to our customers (the “Equipment Loan”). The Equipment Loan is provided under a master loan agreement and related equipment schedule(s) and is secured under a Security Agreement that provides for a first priority lien on all equipment and a second priority lien on our accounts receivable and inventory. The Company will be required to make sixty equal monthly payments comprised of principal and interest starting upon distribution of the final loan proceeds which is expected to occur in the second quarter of fiscal 2027. The fixed interest rate (SOFR plus an applicable margin of 1.49%) will be calculated at that point in time as well. The Equipment Loan contains a graded prepayment penalty if the loan is paid off within 36 months of commencement. The Company will make monthly interest-only payments of SOFR plus an applicable margin of 1.60% prior to the delivery and acceptance of the equipment and distribution of the final loan proceeds, which will be capitalized as part of the equipment acquisition cost. As of September 24, 2026, $44.3 million of the debt obligation under the Equipment Loan was outstanding.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 25, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I - Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 25, 2026.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 24, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 24, 2026, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 24, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 11 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties that could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 25, 2026. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 25, 2026 or during the first quarter of fiscal 2027.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2026.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

During the quarter ended September 24, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Exhibit No.	Description

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

31.1	Certification of Jasper B. Sanfilippo, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Frank S. Pellegrino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Jasper B. Sanfilippo, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Frank S. Pellegrino pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 28, 2026.

JOHN B. SANFILIPPO & SON, INC.

By
/s/ Frank S. Pellegrino
Frank S. Pellegrino
President and Chief Financial Officer